Form 10-K
period 2014-06-30
Texas Jack Oil & Gas Corp
filed 2014-09-30
CIK 1598308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM __________ to __________

TEXAS JACK OIL & GAS CORPORATION
(Exact name of the Company as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

333-193599	46-2316220
(Commission File Number)	(I.R.S. Employer Identification No.)

15 Belfort, Newport Coast, CA 92657
(Address of principal executive offices) (Zip Code)

(949) 706-3628
(Registrant's telephone number, including zip code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of December 31, 2013, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Texas Jack Oil and Gas Corp. was approximately $0.

The number of shares of the registrant’s $0.001 par value common stock outstanding as of September19, 2014 was 23,400,000.

Forward-Looking Statements

The information contained in this report, including in the documents incorporated by reference into this report, includes some statement that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions.

PART I

Item 1. Business

Background

We were an exploration stage company, as a for-profit company, and electing a fiscal year end of June 30.

We were incorporated in the State of Nevada on March 7, 2013, under the name of Texas Jack Oil & Gas Corporation.

Texas Jack Oil & Gas Corporation was a development stage company with a limited history of operations.

General Overview

Description of Business

We were an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We currently own a 3% working interest in one well the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. There are a total of three producing wells on this property however Texas Jack only has an interest in one well the Bright 1H.

The Company is reviewing its next project where Texas Jack would purchase a 3% working interest in a lease operated by 3-Ten located in Jack County Texas. At this time Texas Jack has not purchased the working interest or entered into any contracts with operator.

Our focus for the current fiscal year will be on further locating and developing new working interests, while continuing to pursue acquisition of new leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

General Information about our Current Working Interest

Acquisition of the 3% Working Interest:

On October 1, 2012, Texas Permian Partners Oil &  Gas, Inc., (“Texas Permian”) a Nevada Corporation, for whom Robert Schwarz, now President of Texas Jack was sole officer, director and shareholder, purchased the 3% working interest in the Bright 1H well from Southlake Energy for $165,000 with funds provided by Robert Schwarz. On May 1, 2013 the President of the Company executed an assignment agreement with Southlake Operating, LLC the operator of the well which transferred the 3% working interest in one well the 3 Bright1H well located in Jack County Texas to Texas Jack Oil & Gas Corporation. This assignment was authorized and approved by Texas Permian, which also authorized that any consideration for said assignment was to be given to Robert Schwarz as an individual for services rendered to Texas Permian. The 3% working interest in the Bright 1H well, was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. The Bright 1H well is further described as being situated on 87.03 acres of land of situated within the S.R. Halley Survey, Abstract No. 1748, Jack County, Texas, said 87.03 acres being out of and part of a 325.45 acre tract of land described in a Deed to Edwin B. Bright et ux. Recorded in Volume 333, Schwarz 645 of the Official Public Records of Jack County, Texas. The well was drilled late summer of 2012 and put into production October 2012 and is currently producing approximately 100 barrels of oil per month.

The consideration for the assignment was $165,000 being original cost to the founder. The well was drilled late summer of 2012 and put into production October 2012 and is currently producing approximately 100 barrels of oil per month.

Location, Access, Climate, Local Resources & Infrastructure

General Area: The Bright 1H well is further described as being situated on 87.03 acres of land of situated within the S.R. Halley Survey, Abstract No. 1748, Jack County, Texas, said 87.03 acres being out of and part of a 325.45 acre tract of land described in a Deed to Edwin B. Bright et ux. Recorded in Volume 333, Schwarz 645 of the Official Public Records of Jack County, Texas. (see attached Plat below)

[MAP SHOWING Bright 1H in Jack County Texas]

Jack County, in north central Texas, is bordered by Clay, Archer, and Montague counties to the north, Young County to the west, Palo Pinto and Parker counties to the south, and Wise County to the east. Jacksboro, the county seat and the largest town in the county, is sixty miles southeast of Wichita Falls and seventy miles northwest of Fort Worth. The county's center is at 98°10' west longitude and 33°12' north latitude. As of the 2010 census its population was 9,044. Its county seat is Jacksboro. Jack County is named for Patrick Churchill Jack and his brother William Houston Jack, both soldiers of the Texas Revolution.

The county's 920 square miles is forested mainly by mesquite, live oak, blackjack oak, and post oak, with pecan, elm, walnut, and cottonwood trees along the waterways. The altitude increases from east to west and ranges from 800 feet to 1,350 feet. The West Fork of the Trinity River cuts across Jack County diagonally from northwest to southeast and provides the main drainage for the county. Among other creeks are East Rock, Howard, Lost, Crooked, the North Fork of Crooked, Little Cleveland, the West Fork of Keechi, Two Bush, and Henderson. Lake Bridgeport and Lake Jacksboro are in the county. Mineral resources include petroleum, natural gas, and stone.

History: Before white settlement Jack County was a borderland between the Caddo Indians to the east and the Comanches to the west. The first Europeans to visit the area may have been Spaniards under Franciso Vasquez de Coronado in the sixteenth century, but they made no permanent settlements. Jack County was included in the Texan Emigration and Land Company, more commonly known as the Peters colony. Settlers began arriving in the future county by 1855, and by 1856 the first settlement, Keechi, was established. Early settlers entering Jack County came mainly from the middle South states, primarily Alabama, North Carolina, Arkansas, Missouri, and Kentucky, many by way of Smith County or other parts of Texas.

Cattle ranching dominated the county's economy during its early years. The first cattle drive north from Jack County was made in 1866, and by 1890 there were 68,756 cattle in the county. After large-scale farming was introduced in the late 1870s, the number of farms grew rapidly, increasing from 945 in 1880 to 1,888 in 1910. The dominant crop in the county's early years was corn, with 115,761 bushels harvested in 1880 and 663,490 bushels in 1900. During the late 1880s and 1890s oats and wheat were introduced, and by 1920 Jack County was a leading producer of grains; in that year county farmers grew 498,250 bushels of oats, 249,643 bushels of corn, and 351,819 bushels of wheat. Cotton was also grown in considerable quantities after 1890, and by the early 1920s the annual yield was 6,000 bales. Despite the growth of crop farming, livestock raising continued to play an important role in the county's economic life. Revenue from cattle remained an important source of income for many farmers and ranchers, and receipts from poultry and egg production grew throughout the early decades of the twentieth century.

Oil, discovered near Bryson in 1923, set off a small boom, as numerous oilfield workers and others attracted by the prospects of easy money moved in. Nevertheless the population of the county as a whole declined steadily after 1915, largely as the result of a series of agricultural busts. The population, which reached a peak of 11,817 in 1910, fell to 9,863 in 1920 and 9,046 in 1930. Income from oil helped some cash-poor farmers to settle debts and survive the lean years of the Great Depression, but many others were forced to sell their farms and equipment and try their hands at something else. The economy began to recover during World War II, but subsequently the population declined slowly. Between 1940 and 1990 the number of residents fell from 10,206 to 6,981. In the early 1990s cow and calf operations provided the largest source of agricultural receipts; the leading crop was wheat. The sale of firewood also provided important income. Leading industries included petroleum production and oil-well servicing. Oil production steadily increased to 1,800,000 barrels annually in the early 1990s. Production began to decline thereafter, however. A little over 706,000 barrels of oil and 12,131,871 cubic feet of gas-well gas were produced in the county in 2004; by the end of that year 203,811,409 barrels of oil had been taken from county lands since 1923.

Bibliography:

Thomas F. Horton, History of Jack County (Jacksboro, Texas: Gazette Print, 193-?).

Ida Lasater Huckabay, Ninety-Four Years in Jack County (Austin: Steck, 1949; centennial ed., Waco: Texian Press, 1974).

Jack County Scrapbook, Dolph Briscoe Center for American History, University of Texas at Austin.

Gilbert Webb, comp., Four Score Years in Jack County, 1860–1940 (Jacksboro, Texas, 1940).

Markets

The availability of a ready market and the prices obtained for produced oil depends on many factors, including the extent of domestic production and imports of oil, the proximity and capacity of pipelines and other transportation facilities, fluctuating demand, the marketing of competitive fuels, and the effects of governmental regulation on production and sales. A ready domestic market for oil exists because of the presence of pipelines for transport. The existence of an international market exists depends upon the presence of international delivery systems and political and pricing factors.

If we are successful in the continuing production of oil with the one well the Bright 1H and possible additional property, the operator of our one well the Bright 1H will continue to target refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. Southlake Operating LLC the third –party operator will continue to sell the oil from our one well the Bright 1H under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Currently Spears Oil, a third party operator, picks up the oil from the Bright 1H and sells it to Shell Oil Company. The price is based upon a 20-day floating average. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. However, as we purchase future properties and or working interests, the need to hire marketing personnel will be addressed.

Distribution Methods

The oil that we produce is distributed through oil gathering companies. The contract operator, Southlake Operating, LLC, will make the arrangements with the gathering companies.

Status of Publicly Announced Products or Services

We have not announced any products or services. Since our business is limited to conducting exploration activities, we do not anticipate any such development.

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, modernizing existing wells and marketing oil that is produced. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional; however, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our production uneconomical.

We will be committed to use the services of the existing gathering companies in our present area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the industry by:

•	keeping our costs low;
•	relying on the strength of our President’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Sources and Availability of Raw Materials

We have no significant raw materials. However, if we are successful in our plan of operations we may make use of numerous oil field service companies. We currently only have 3% working interest in one well lease in Jack County Texas, there are numerous oil field service companies.

Dependence on one or a Few Major Customers

We will principally sell our oil through our operator to marketers and other purchasers that have access to nearby pipeline facilities. Generally, in areas where there is no practical access to pipelines, oil is trucked to storage facilities. We believe that the loss of any of these oil purchasers would not materially impact our business, because we could readily find other purchasers for our oil as produced.

Patents, Trademarks, Licenses, Franchises, Royalty Agreements or Labor Contracts

We have no patents, trademarks, licenses, concessions, or labor contracts.

Research and Development Expenditures

Since our inception to the date of this filing, we have not spent any money on research and development activities. President, through Texas Permian, paid $165,500 for the 3% working interest lease on the Bright 1H lease property which we obtained by assignment from Texas Permian.  The President of the Company, through Texas Permian, paid $165,000 for the 3% working interest in the year 2012 and said interest was assigned to Texas Jack in May of 2013 in exchange of 15,000,000 shares of the Company common stock being provided to Robert Schwarz.

Compliance with Government and Environmental Regulations of Transportation of Oil

The sales of crude oil are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil will be affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Production

The production of oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All states, in which we may operate in the future, have regulations governing conservation matters, including provisions for the unitization or pooling of oil properties, the establishment of maximum allowable rates of production from oil wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil that can be produced from wells and to limit the number of wells or the locations, although companies can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil industry are subject to the same regulatory requirements and restrictions that affect our operations.

Effect of Compliance with Federal, State, and Local Provisions for the Protection of the Environment

Oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil production has been left to state regulatory boards or agencies in those jurisdictions where there is significant oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Texas, there are various regulations issued by the Environmental Protection Agency ("EPA") and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as "CERCLA" or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as "RCRA"; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which our acquired property is involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

Employees

Our only employee is our sole officer, Robert Schwarz. Mr. Schwarz currently devotes 5-10 hours per week to the Company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

 Reports to Security Holders and Available Information

Any member of the public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Description of Property

We do not currently own any property. The Company utilizes space at the home of our officer and director at 15 Belfort, Newport Coast, California, 92657. The telephone number is 949-706-3628. The office space is provided at no charge to the Company. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 1A. Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

(A) RISKS RELATED TO OUR BUSINESS

Our financial condition raises substantial doubt about our ability to continue as a going concern.  If we do not receive additional funding, we would have to curtail or cease development stage operations.  An investment in our securities represents significant risk and you may lose all or part of your entire investment.

Our independent auditors noted in their report accompanying our financial statements for the period ended June 30, 2014 that we are have not commenced the planned operation and incapable of generating sufficient cash flow which raises substantial doubt about our ability to continue as a going concern. As of June 30, 2014, we had a net loss of $134,863 and they further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At June 30, 2014, our cash on hand was $5,874. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. As of the date of this prospectus, we have commenced business operations but have not yet generated any revenues.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

We lack an operating history in our current business plan, which makes it difficult to evaluate whether we will be able to continue our operations or ever be profitable.

We have a limited history from March 7, 2013 inception to June 30, 2014 of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. An investment in our securities represents significant risk and you may lose all or part of your entire investment. Based upon current plans, we expect to incur operating losses in future periods until revenues are sufficient to fund operations. Failure to generate enough revenues for us to become profitable may cause us to suspend or cease activities.

Our ability to achieve and maintain profitability and positive cash flows is dependent upon:

·Our ability to generate revenues
·Our ability to locate additional profitable oil and gas properties
·Attract, retain and motivate qualified personnel who can successfully assist us in implementing our business plan;
·Maintain current strategic relationships and develop new strategic relationships;
·Our ability to reduce operating costs
·Our ability to update our website

Based upon current plans, we expect to incur operating losses in future periods until revenues are sufficient to fund operations. Failure to generate enough revenues for us to become profitable may cause us to suspend or cease activities.

We have a history of losses.  Future losses and negative cash flow may limit or delay our ability to become profitable.  It is possible that we may never achieve profitability.  An investment in our securities represents significant risk and you may lose all or part of your entire investment.

We have yet to establish profitable operations or a history of profitable operations. We anticipate that we will continue to incur substantial development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel; and the development of relationships with strategic business partners.

The Company’s ability to become profitable depends on its ability to acquire additional working interests in oil and gas. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

(B) RISKS RELATED TO OUR SECURITIES

We may never pay any dividends to shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our controlling security holder may take actions that conflict with your investment.

Mr. Robert Schwarz, our Chief Executive Officer and sole director owns 64% of our capital stock with voting rights. Even if the entire offering is sold, Mr. Schwarz will continue to control a large amount of the company because he will hold 52% of the Company’s issued and outstanding common stock. In this case, Mr. Schwarz will be able to exercise his 52% control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity. The interests of our Chief Executive Officer may differ from the interests of our other shareholders and thus may result in corporate decisions that are disadvantageous to our other shareholders.

Our sole officer and director lives outside of Jack County, Texas, making it difficult to oversee the wells.

Because our sole officer and director lives in Newport Coast, California, and our current wells are located in Jack County, Texas, there may be a higher risk that our business may fail.

The distance from where our sole officer and director lives and where the well operations are located, may create a detrimental situation due to lack of oversight. Though we have an operating agreement with an independent operator to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 70,000,000 shares of capital stock consisting of 60,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. Any such issuances will result in immediate dilution to our existing shareholder’s interests, which will negatively affect the value of your shares. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

Our common stock is considered penny stocks, which may be subject to restrictions on marketability, so you may not be able sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Currently, there is no public market for our common stock, and there is no assurance that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, that a viable liquid market with low volatility will develop.

Currently, our common stock is not listed on any public market, exchange, or quotation system. Although we are taking steps to enable our common stock to be publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the OTCBB upon the effectiveness of the registration statement of which this Prospectus forms a part. However, our common stock may never be traded on the OTCBB or even if traded, a viable public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their Shares. If our common stock is not quoted on the OTCBB or if a viable public market for our common stock does not develop, investors may not be able to re-sell the Shares, rendering the same effectively worthless and resulting in a complete loss of their investment.

We are planning to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. ("FINRA") on our behalf so that we may quote our shares of common stock on the OTCBB commencing upon the effectiveness of our registration statement of which this Prospectus is a part. We cannot assure you that such market maker's application will be accepted by the FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our common stock will develop or of the price at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.

Shares of our company stock may never become tradable on the OTCBB or another exchange. In addition, prices for our common stock may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

(C) RISK RELATED TO THE OIL AND NATURAL GAS INDUSTRY

The marketability of natural resources is affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operation are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or dely the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

If our assessment or our lease property, or any future lease properties, is materially inaccurate, it could have significant impact on future operations and earnings.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

·the amount of recoverable reserves;
·future oil and natural gas prices;
·estimates of operating costs;

·estimates of future development costs;
·estimates of the costs and timing of plugging and abandonment; and
·potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies.

If oil and natural gas prices decrease, we may require to take write-downs of the carrying value of our oil and natural gas property, potentially negative impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas property for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas property. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

We may incur substantial losses and be subject to liability claims as a result of our oil and natural gas operations.

We do not currently have insurance for possible risks. Losses and liabilities arising from uninsured events could materially and adversely affect our business, financial condition or results of operations. The oil and natural gas production activities will be subject to all of the operating risks associated with the production of oil and natural gas, including the possibility of:

·environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
·abnormally pressured formations;
·mechanical difficulties;
·fires and explosions;
·personal injuries and death; and
·natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

We could not act the “operator” on our property, and so we are exposed to the risk of our third-party operators.

We will be relying on the expertise of contracted third-party oil and gas exploration and development operators and third-party consultants for their judgment, experience and advice. We can give no assurance that these third party operators or consultants will always act in our best interests, and we are exposed as a third party to their operations and actions and advice in those properties and activities in which we are contractually bound.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development and exploitation activities or acquire properties containing proved reserves, our reserves when we find them will decline as those reserves are produced. We currently have no proved reserves on our property. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing property would be incapable of sustaining commercial production.

If access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our lease and any future leases.

Market conditions or the unavailability of satisfactory oil and natural gas gathering arrangements may hinder access to oil and natural gas markets or delay production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. The ability to market production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate office is located at 15 Belfort, Newport Coast, CA 92657. We currently are provided 500 square feet of office space from our President Robert Schwarz at no cost. There are currently no proposed programs for renovation, improvement or development of the facility currently in use.

Description of Bright 1H Working Interest

On October 1, 2012 the President of Texas Jack, through Texas Permian, purchased the 3% working interest from Southlake Energy for $165,000. On May 1, 2013 the President of the Company executed an assignment agreement with Southlake Operating, LLC the third-party operator which transferred the 3% working interest in the 3 Bright 1H well located in Jack County Texas to Texas Jack Oil & Gas Corporation. The 3% working interest in the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. The Bright 1H well is further described as being situated on 87.03 acres of land of situated within the S.R. Halley Survey, Abstract No. 1748, Jack County, Texas, said 87.03 acres being out of and part of a 325.45 acre tract of land described in a Deed to Edwin B. Bright et ux. Recorded in Volume 333, Schwarz 645 of the Official Public Records of Jack County, Texas.

Item 3. Legal proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We intend to apply to have our common stock quoted on the OTC Bulletin Board; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

Holders

As of the date of this report there are eleven (11) holders of record of our common stock.

Authorized Shares

We are authorized to issue an aggregate number of 70,000,000 shares of capital stock, of which 60,000,000 shares are common stock, $0.001 par value per share, and 10,000,000 shares are preferred stock, $0.001 par value per share.

Outstanding shares

As of June 30, 2014, we had 23,400,000 common shares issued and outstanding.

As of June 30, 2014, we have no shares of preferred stock issued and outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Unregistered sales of equity securities and use of proceeds

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

In March 2013, a total of 15,000,000 shares of common stock were issued in exchange of rights in mine property valued at $165,000, or $0.011 per share.

In June of 2013 through January 2014, Texas Jack Oil & Gas Corporation pursuant to a private placement under Rule 506 of the Regulation D of Section 4(2) Securities Act of 1933, as amended, sold 8,400,000 common shares for $8,400 in cash, or $0.001 per share to a total of ten investors.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Texas Jack Oil & Gas, Inc.’s (“Texas Jack,” “we,” “us,” or the “Company”) financial condition, results of operations, and business.  These statements include, among others:

•	statements concerning the potential for benefits that Texas Jack may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of Texas Jack’s expectations, future plans and strategies, anticipated developments, and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs;

(l)	further dilution of existing shareholders’ ownership in Company; and

(m)	uncollectible accounts and the need to incur expenses to collect amounts owed to the Company.

There is no assurance that the Company will be profitable.  The Company may not be able to attract or retain qualified executives and personnel. Government regulation may hinder the Company’s business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

We were an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We currently own a 3% working interest in one well the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. There are a total of three producing wells on this property however Texas Jack only has an interest in one well the Bright 1H.

The Company is reviewing its next project where Texas Jack would purchase a 3% working interest in a lease operated by 3-Ten located in Jack County Texas. At this time Texas Jack has not purchased the working interest or entered into any contracts with operator.

Our focus for the current fiscal year will be on further locating and developing new working interests, while continuing to pursue acquisition of new leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

Plan of Operation

To date, we have accomplished the following in our Plan of Operations:

Working Interest in Bright 1H

On October 1, 2012 the President of Texas Jack, through Texas Permian, purchased the 3% working interest from Southlake Energy for $165,000. On May 1, 2013 the President of the Company executed an assignment agreement with Southlake Operating, LLC the third-party operator which transferred the 3% working interest in the 3 Bright 1H well located in Jack County Texas to Texas Jack Oil & Gas Corporation. The 3% working interest in the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. The Bright 1H well is further described as being situated on 87.03 acres of land of situated within the S.R. Halley Survey, Abstract No. 1748, Jack County, Texas, said 87.03 acres being out of and part of a 325.45 acre tract of land described in a Deed to Edwin B. Bright et ux. Recorded in Volume 333, Schwarz 645 of the Official Public Records of Jack County, Texas.

The Company is current reviewing potential investments in working interests in various wells located in Archer and Jack Counties, Texas.

Our focus for the current fiscal year will be on further locating and developing new working interests, while continuing to pursue acquisition of new leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

Critical Accounting Policies

A summary of our significant accounting policies is contained in Note 2 to our Notes to consolidated financial statements.

Recently Issued Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's unaudited condensed financial position, results of operations or cash flows.

Results of Operations for the Year Ended June 30, 2014 as Compared to the Year Ended June 30, 2013

The following sets forth certain information regarding our results of operations as of June 30, 2014 and 2013.

Years ended June 30	2014	2013
Revenue	$4,083	$-
Selling, general and administrative expenses	(95,068)	(34,419)
Net operating loss	(90,985)	(34,419)
Other expense	(8,276)	(1,183)
Net loss	(99,261)	(35,602)
Net loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	23,179,726	16,000,522

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue

For the twelve months ended June 30, 2014 our revenue was $4,083 as compared to $0 for the period ended June 30, 2013.

Production costs

For the twelve months ended June 30, 2014 our production costs were $0 as compared to $0 for the period ended June 30, 2013.

Exploration & development

For the twelve months ended June 30, 2014 our exploration and development costs were $0 as compared to $0 for the period ended June 30, 2013.

Selling, general and administrative expenses

For the twelve months ended June 30, 2014 our selling, general and administrative costs were $95,068 as compared to $34,419 for the period ended June 30, 2013.  The increase in selling, general and administrative expenses was primarily due to an increase in professional fees.

Other expense

For the twelve months ended June 30, 2014 our other expenses were $8,276 as compared to $1,183 for the period ended June 30, 2013.  The increase in our other expenses was due to an increase in interest expense attributable to an increase in interest expense on borrowed debt.

Net loss

For the twelve months ended June 30, 2014 our net loss was $99,261 as compared to $35,602 for the period ended June 30, 2013. This resulted in a basic per-share loss of $0.00 in 2014 and 2013 based on weighted average shares outstanding.

Since inception we have generated $4,083 in revenues, therefore our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

Liquidity and Capital Resources

Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at June 30, 2014 and 2013.

	2014	2013
Current Assets	$5,874	$42,681
Current Liabilities	115,217	117,183

Working Capital (Deficit)	$(109,343)	$(74,502)

Our cash decreased by $36,807 from $42,681 as of June 30, 2013 to $5,874 at June 30, 2014.  The decrease was primarily from an increase operating expenses for the year ended June 30, 2014 as compared to the year ended June 30, 2013.

Our working capital deficit increased by $34,841 to a $109,343 as of June 30, 2014, from $74,502 at June 30, 2013. Accounts payable and accrued expenses increased from $5,000 as of June 30, 2013 to $36,384 as of June 30, 2014 primarily from the recognition of accrued consulting fees.

Our notes payable increased by $32,000 to $72,000 as of June 30, 2014, from $40,000 at June 30, 2013.  We also amended a related party note payable and reclassified $71,000 from notes payable current as of June 30, 2013 to noncurrent as of June 30, 2014.

During the year ended June 30, 2014, cash used in operating activities totaled $62,227.  Cash provided by financing activities during the year ended June 30, 2014 was $25,420 and is attributable to $400 in proceeds from the sale of common stock, $36,720 from the issuance of promissory notes and set off with $11,700 net advances to the Company’s CEO.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary.

In July 2014, the Company began offering for sales shares of its $0.001 par value common stock at a price of $0.10 per share.  The maximum amount of this offering is $500,000.  The Company intends to use the proceeds of this financing for the lease of additional oil and gas properties, the acquisition of additional working interests, general and administrative expenses, legal and accounting costs, and working capital.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

Trends Affecting Future Operations

The factors that will most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) lease operating expenses.  Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

It is expected that our principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets.  Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production.  An increase in prices will permit us to finance our operations to a greater extent with internally generated funds, may allow us to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

A decline in oil and gas prices (i) will reduce the cash flow internally generated by the Company which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause us to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing.  However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

Other than the foregoing, we do not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on our sales, revenues or expenses.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Not applicable. We do not presently or otherwise engage in market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

TEXAS JACK OIL & GAS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Texas Jack Oil & Gas Corporation

We have audited the accompanying balance sheets of Texas Jack Oil & Gas Corporation (the “Company”), as of June 30, 2014 and 2013 and the related statements of operations, equity and cash flows for the year ended June 30, 2014 and for the period from March 7, 2013 (date of inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Texas Jack Oil & Gas Corporation. as of June 30, 2014 and 2013, and the results of operations, equity and cash flows for the year ended June 30, 2014 and for the period from March 7, 2013 (date of inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has not commenced its planned principal operations, is incapable of generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
September 29, 2014

 TEXAS JACK OIL & GAS CORPORATION
BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current assets
Cash	$5,874	$42,681
Total current assets	5,874	42,681

Loan receivable - officer	53,880	46,900
Right on mine property	165,000	165,000

Total Assets	$224,754	$254,581

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable	$72,000	$40,000
Note payable - related party	-	71,000
Accounts payable and accrued expenses	36,384	5,000
Accrued interest - related party	6,833	1,183
Total Current Liabilities	115,217	117,183

Non-Current liabilities
Note payable - related party	71,000	-
Total Non-Current Liabilities	71,000	-

Total Liabilities	$186,217	$117,183

Commitments and contingencies	-	-

Stockholders' equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 23,400,000 shares issued and outstanding as of June 30, 2014 and June 30, 2013	23,400	23,000
Additional paid in capital	150,000	150,000
Accumulated deficit	(134,863)	(35,602)
Total stockholders’ equity	38,537	137,398

Total liabilities and stockholders’ equity	$224,754	$254,581

The accompanying notes are an integral part of these financial statements

TEXAS JACK OIL & GAS CORPORATION
STATEMENT OF OPERATIONS

	For the Year ended	For the Period From March 7, 2013 (inception) through
	June 30,	June 30,
	2014	2013

Revenue	$4,083	$-

OPERATING EXPENSES
Selling, general and administrative expenses	95,068	34,419

Total operating expenses	95,068	34,419

Net Operating Loss	(90,985)	(34,419)

OTHER EXPENSES
Interest expense	8,276	1,183
Total other expenses	8,276	(1,183)

Loss before provision for income taxes	(99,261)	(35,602)

Provision for income taxes	-	-

Net income (loss)	$(99,261)	$(35,602)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	23,179,726	16,000,522

Weighted average shares outstanding - diluted	23,176,726	16,000,522

The accompanying notes are an integral part of these financial statements

TEXAS JACK OIL & GAS CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from March 7, 2013 (date of inception) through June 30, 2014

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common stock issued for purchase of mine property from the founder in March, 2013 at $0.011 per share	15,000,000	$15,000	$150,000	$-	$165,000
Common stock issued on sale to founder in June, 2013 at par value	8,000,000	8,000	-	-	8,000
Net loss for the period of Inception (March 7, 2013) through June 30, 2013	-	-	-	(35,602)	(35,602)
Balance, June 30, 2013	23,000,000	$23,000	$150,000	$(35,602)	$137,398
Common stock issued for cash at $0.001	400,000	400	-	-	400
Net loss for the year ended June 30, 2014	-	-	-	(99,261)	(99,261)
Balance, June 30, 2014	23,400,000	$23,400	$150,000	$(134,863)	$38,537

The accompanying notes are an integral part of these financial statements

TEXAS JACK OIL & GAS CORPORATION
STATEMENT OF CASH FLOWS

	For the Year ended	For the Period From March 7, 2013 (inception) through
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,261)	$(35,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued interest - related party	5,650	-
Accounts payable and accrued expenses	31,384	6,183

Net cash (used in) operating activities	(62,227)	(29,419)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	400	8,000
Payments to officer under note receivable	(11,700)	(46,900)
Repayments from officer under note receivable	4,720	-
Proceeds from issuance of promissory note	32,000	40,000
Proceeds from issuance of promissory note - shareholder	-	71,000

Net cash provided by financing activities	25,420	72,100

Net (decrease) increase in cash and cash equivalents	(36,807)	42,681

Cash and cash equivalents at beginning of period	42,681	-

Cash and cash equivalents at end of period	$5,874	$42,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH TRANSACTIONS
Common stock issued to acquire rights in mineral properties	$-	$165,000

The accompanying notes are an integral part of these financial statements

TEXAS JACK OIL & GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – BUSINESS

Texas Jack Oil & Gas Corporation (the “Company”), was incorporated on March 7, 2013 under the laws of the State of Nevada. The Company is headquartered in California and was organized for the purpose of exploration of Oil and Gas.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

As the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have not yet commenced, there has been no revenue generated from the oil well.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Use of estimates

The preparation of unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

The Company will account for Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

TEXAS JACK OIL & GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2014 and June 30, 2013.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. As of June 30, 2014 and June 30, 2013, the Company has no common stock equivalent shares outstanding.

Recent Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal year ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's unaudited condensed financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended June 30, 2014, the Company incurred net losses attributable to common stockholders of $99,261, has negative working capital (current liabilities minus current assets) of $109,343 as of June 30, 2014 and used $62,227 in cash for operating activities for the year ended June 30, 2014. In addition, the Company has yet commercialized its planned business and has generated very little revenues since inception. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Additional capital will be needed to continue developing its products and services and there can be no assurance that the Company's efforts will be successful. There is no assurance that can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying unaudited condensed financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2014 accounts payable and accrued liabilities is comprised $2,626 of accrued interest on notes payable and $33,758 of accrued consulting fees.

TEXAS JACK OIL & GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s officer and shareholder have borrowed $53,880, net of repayments of $4,720 since the Company’s inception in March 2013. These are interest free advances.

In March 2013, the Company issued 15,000,000 of shares to the founder of the Company, for purchase of interest in mine property which was valued at $165,000 being original cost to the founder. The mine interest was assigned to the Company on May 1, 2013 through partial assignment agreement. The Company presently owns a 3% percent working lease interest in one well located in the Jack County, Texas.

NOTE 6 – PROMISSORY NOTE- SHAREHOLDER

On April 15, 2013, the Company received $71,000 on issuance of 8% unsecured promissory note from one of the shareholder, which was originally due on April 15, 2014.  The maturity date was extended to October 1, 2015.  Total interest expenses for the years ended June 30, 2014 and 2013 on the above loan was $5,650 and $1,183, respectively; total accrued interest as of June 30, 2014 and 2013 is $6,833 and $1,183.  The default rate of interest is 1.5% per month. In May 2014, the due date of this note was extended to October 1, 2015.

NOTE 7 – PROMISSORY NOTE

On June 7, 2013, the Company received $40,000 on issuance of 5% unsecured promissory note, which was originally due on November 30, 2013.  The maturity date was extended to June 1, 2014 and subsequently extended to December 31, 2014.  During the years ended June 30, 2014 and 2013, the Company recorded interest expense of $2,104 and $nil, respectively, on this note; total accrued interest as of June 30, 2014 and 2013 is $2,104 and $nil. In May 2014, the due date of this note was extended to December 31, 2014.

On September 5, 2013, the Company received $5,000 on issuance of an 8% unsecured promissory note, which is due on September 5, 2014. Default rate of interest is 1.5% per month. During year ended June 30, 2014, the Company recorded interest expense of $300 on this note; total accrued interest as of June 30, 2014 is $300.

On May 22, 2014, the Company received $25,000 on issuance of an 8% unsecured promissory note, which is due on May 22 2015.  Default rate of interest is 1.5% per month.  During year ended June 30, 2014, the Company recorded interest expense of $214 on this note; total accrued interest as of June 30, 2014 is $214.

On June 12, 2014, the Company received $2,000 on issuance of an 8% unsecured promissory note, which is due on June 12, 2015.  Default rate of interest is 1.5% per month.  During year ended June 30, 2014, the Company recorded interest expense of $8 on this note; total accrued interest as of June 30, 2014 is $214.

NOTE 8 – STOCKHOLDERS EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 30, 2014 and 2013, the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 60,000,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2014 and 2013, the Company had 23,400,000 and 23,000,000 shares of common stock issued and outstanding.

In June 2013, the Company issued 8,000,000 shares on sale of its common stock for $8,000 cash.

In May 2013, the Company issued 15,000,000 of shares to the founder for purchase of interest in mine property which was valued at $165,000 being original cost to the founder. This is shown under Common stock and additional paid in capital and corresponding assets is shown in fixed assets under Rights on Mines Property.

On January 15, 2014 the Company sold 400,000 shares of common stock to David Parker for $400.

TEXAS JACK OIL & GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases Obligations

As of June 30, 2014, the Company does not lease space for offices or operations.

Consulting Agreement

In March 2013, the Company entered into one year investor relation service agreement which expires March 2014, for the annual flat rate of $55,000. The service agreement was renewed during the year and expires March 1, 2015.  During the year the Company recognized $64,428 in expense related to this agreement and has included $33,758 in accrued liabilities as of June 30, 2014.

NOTE 10 – INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the period from March 7, 2013 (date of inception) through June 30, 2014, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $99,000, which expiring through the year of 2034. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the period ended June 30, 2014 consists of the following:

Federal:
Current	$–
Deferred	34,471
Total	34,471
State and local:
Current	–
Deferred	–
Total	–

Change in valuation allowance	(34,471)

Income tax provision (benefit)	$–

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the period ended June 30, 2014 as follows:

Statutory federal income tax rate	(35.0%)
Statutory state and local income tax rate, net of federal benefit	(0%)
Change in valuation allowance	35.0%
Effective tax rate	0.00%

TEXAS JACK OIL & GAS CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred tax assets (liabilities):
Net operating loss carry forward	$34,471
Less: valuation allowance	(34,471)
Net deferred tax asset	$–

The Company has not yet filed its tax returns for the period from March 7, 2013 (date of inception) through June 30, 2014.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 11 – SUBSEQUENT EVENTS

From July 1, 2014, the Company began selling shares of its $0.001 par value common stock at a price of $0.10 per share pursuant to the Registration Statement on Form S-1, which was declared effective by the SEC on June 25, 2014.  As of August 31, 2014, the Company has sold a total of 540,000 shares of common stock for an aggregate price of $54,000. As of the date of this report, no shares have been issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the year ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer/ Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended June 30, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended June 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal year ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of directors and executive officers

The following information sets forth the name, age, position and appointment date of our current directors and executive officers as of June 30, 2014.

Name	Age	Position	Appointment Date
Robert Schwarz	51	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Chairman	March 7, 2013

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Executive Officers.  Our Executive Officers hold their offices until they resign, are removed by the Board, or his/her successor is elected and qualified.

Robert Schwarz, aged 51, is the Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Company. He was appointed on March 7, 2013 and is responsible for overseeing all aspects of the Company.

Robert Schwarz attended St. Francis Xavier University 1979-1981 Simon Frasier University 1981-1983 Business degree. Worked in the financial services industry for the last 25 years. From 2004-2012 Mr. Schwarz worked at Bobby Black Enterprises which is a business development of growth companies including funding and managing markets where his duties consist of business consulting services.  Mr. Schwarz is also the sole director, officer and shareholder of Texas Permian Partners Oil & Gas, Inc., which was created on January 15, 2012 for the purpose of oil and gas lease purchases and exploration. Texas Permian is currently a dormant Nevada Corporation.

Limitation of Liability and Indemnification of Officers and Directors

Under the Nevada General Corporation Law and the Company’s Articles of Incorporation, as amended, the Company’s directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Corporate Governance:

Audit Committee

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

Independent Director / Corporate Governance Committee

Our Board of Directors currently consists of only Robert Schwarz. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent director(s) at this time.

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Shareholder Communications

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

Board of Director Meetings.

During our fiscal year ended June 30, 2014, we did not conduct a Shareholder or Board of Directors meeting.

Annual Shareholder Meetings

During our Fiscal Year 2014, we did not conduct an annual shareholder meeting.

Code of ethics

We have not yet adopted a Code of Ethics.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings.

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file such reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended June 30, 2014.

Item 11. Executive compensation

The following table sets forth the compensation of our sole Executive Officer for the period from inception on March 7, 2013 through the period ending June 30, 201 4.

Summary compensation table

Name And Principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Robert Schwarz, CEO	2013 (1)	$0	$0	$0	$0	$0	$0	$0	$0
	2014	0	0	0	0	0	0	0	0

(1) For the period March 7, 2013 (inception) to June 30, 2013.

On March 10, 2013, the Company issued 15,000,000 founder’s shares to Robert Schwarz at the par value of $0.011 in exchange for the mine right on Bright 1 H worth $165,000.

Mr. Schwarz has not received directly or indirectly anything else of value from the Company (including money, property, contracts, options or rights of any kind), except for advances on future executive compensation of $53,880, net of repayments of $4,720, since the Company’s inception in March 2013.  These are interest free advances.

Employment Agreement

To date, Texas Jack Oil & Gas Corporation has no written employment agreement in effect, with its Executive Officer and does not intend to enter into an employment agreement with Mr. Schwarz.

Stock Incentive Plan

We do not have a stock incentive plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan.

Director's compensation

At present we do not pay our directors compensation for attending meetings of our Board of Directors. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments, but may reimburse Directors for reasonable expenses incurred in attending meetings.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Security ownership of certain beneficial owners and management

The following tables set forth certain information regarding beneficial ownership of our securities as of September 18, 2014 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of September 22, 2014, 23,400,000 shares of common stock were issued and outstanding.

Name and Address	Shares of Common Stock Beneficially Owned	Percent of Shares Outstanding

Robert Schwarz	15,000,000	64%

Officers and Directors as a group (1 person)	15,000,000	64%

Item 13. Certain relationships and related transactions, and director independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since March 7, 2013 (inception) or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14. Principal accountants’ fees and services

	Fiscal year ended June 30,
Description	2014	2013

Year end audit and review of quarterly interim financial statements	$21,500	$10,000

Other audit related fees not included above	Nil	nil

Tax compliance, tax advice and tax planning	Nil	nil

Total	$21,500	$10,000

Notes:

Our Board of Directors has considered the information described in “Financial Information Systems Design and Implementation Fees ” and “ All Other Fees ” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services.

Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent two fiscal years.

PART IV

Item 15. Exhibits and financial statement schedules

Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references.

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation
Exhibit 3.2	Bylaws
Exhibit 10.1	Lease Assignment Agreement
Exhibit 10.2	Loan Agreement between Texas Jack and Rodney Throgmorton
Exhibit 10.3	Loan Agreement between Texas Jack and Jimmy Yanez
Exhibit 10.4	Loan Agreement between Texas Jack and Joan Isaacs
Exhibit 10.5	Loan Agreement between Texas Jack and Robert Schwarz
Exhibit 10.6	Loan extension between Texas Jack and Jimmy Yanez
Exhibit 10.7	Southlake Operating, LLC agreement
Exhibit 10.8	Investor Relations Service Agreement
Exhibit 10.9	Loan extension between Texas Jack and Rodney Throgmorton
Exhibit 10.10	Loan extension between Texas Jack and Jimmy Yanez
Exhibit 10.11	Loan Agreement between Texas Jack and Toni Ricci
Exhibit 10.12	Loan Agreement between Texas Jack and Joseph O’brian
Exhibit 31.1	Section 302 Certification of Principal Executive Officer
Exhibit 31.2	Section 302 Certification of Principal Financial/Accounting Officer
Exhibit 32.1	Section 906 Certification of Principal Executive Officer
Exhibit 32.2	Section 906 Certification of Principal Financial/Accounting Officer

101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS JACK OIL & GAS CORPORATION

By:  /s/ Robert Schwarz
Robert Schwarz
Chairman, Chief Executive Officer, and President
Date: September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert Schwarz	Dated: September 29, 2014
Robert Schwarz,
Chief Executive Officer, President, Chief Financial Officer, and Secretary
(Principal Executive Officer and Principal Financial/Accounting Officer)