Form 10-Q
period 2014-09-30
Texas Jack Oil & Gas Corp
filed 2014-11-14
CIK 1598308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-193599

TEXAS JACK OIL & GAS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	46-2316220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Belfort, Newport Coast, CA 92657
(Address of principal executive offices)

(949) 706-3628
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,295,000 shares outstanding as of October 30, 2014.

TEXAS JACK OIL & GAS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash	$2,320	$5,874
Total Current Assets	2,320	5,874

Loan receivable - officer	-	53,880
Right on mine property	165,000	165,000

Total Assets	$167,320	$224,754

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Notes payable	$67,000	$72,000
Accounts payable and accrued expenses	24,559	36,384
Accrued interest - related party	8,234	6,833
Total current liabilities	99,793	115,217
Non-Current liabilities
Note payable - related party	71,000	71,000
Total non-current liabilities	71,000	71,000

Total Liabilities	170,793	186,217

Commitments and contingencies	-	-

Stockholders' (deficit) equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 24,245,000 and 23,400,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	24,245	23,400
Additional paid in capital	233,655	150,000
Subscription receivable	(1,500)	-
Accumulated deficit	(259,873)	(134,863)
Total stockholders' (deficit) equity	(3,473)	38,537

Total Liabilities and Stockholders' (Deficit) Equity	$167,320	$224,754

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013

Revenue	$-	$1,575

Operating expenses:
Selling, general and administrative expenses	122,483	31,120

Total operating expenses	122,483	31,120

Net Operating Loss	(122,483)	(29,545)

Other expense
Interest expense	2,527	2,009
Total other expenses	2,527	2,009

Loss before provision for income taxes	(125,010)	(31,554)

Provision for income taxes	-	-

Net income (loss)	$(125,010)	$(31,554)

Net income (loss) per share - basic	$(0.005)	$(0.001)

Net income (loss) per share - diluted	$(0.005)	$(0.001)

Weighted average shares outstanding - basic	23,895,435	23,000,000

Weighted average shares outstanding - diluted	23,895,435	23,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(125,010)	$(31,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Loan receivable - officer	53,880	-
Accrued interest - related party	1,401	1,401
Accounts payable and accrued expenses	(11,825)	(4,392)

Net cash used in operating activities	(81,554)	(34,545)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement	83,000	-
Payments to officer under note receivable		(10,700)
Proceed from issuance of promissory notes	-	5,000
Repayments of promissory notes	(5,000)	-

Net cash provided by (used in) financing activities	78,000	(5,700)

Net (decrease) increase in cash and cash equivalents	(3,554)	(40,245)

Cash and cash equivalents at beginning of period	5,874	42,681

Cash and cash equivalents at end of period	$2,320	$2,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended June 30, 2014, included in the Company’s Form 10-K filed with the SEC on September 30, 2014.

Business and Basis of Presentation

Texas Jack Oil & Gas Corporation (the “Company”), was incorporated on March 7, 2013 under the laws of the State of Nevada. The Company is headquartered in California and was organized for the purpose of exploration of Oil and Gas.

As the Company is devoting substantially all of its efforts to establishing a new business, and planned principal operations have not yet commenced. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses since inception and expects these conditions to continue for the foreseeable future. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consisted of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method) for the three months ended September 30, 2014; there were no common stock equivalents for the three months ended September 30, 2014

Reliance on Key Personnel and Consultants

The Company has no full-time employees and no part-time employees. There are approximately 2 consultants performing various specialized services. The Company is heavily dependent on the continued active participation of these current executive officers, and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended September 30, 2014, the Company incurred net losses attributable to common stockholders of $125,010, has negative working capital (current liabilities minus current assets) of $97,473 as of September 30, 2014 and used $81,554 in cash for operating activities for the three months ended September 30, 2014. In addition, the Company has yet commercialized its planned business and has generated very little revenues since inception. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2014 and June 30, 2014 accounts payable and accrued liabilities consisted of the following:

	September 30,	June 30,
	2014	2014
Accounts Payable	$2,499	$-
Accrued Expenses - Consulting	18,308	33,758
Accrued Interest	3,752	2,626
Accounts Payable and Accrued Liabilities	$24,559	$36,384

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s officer and shareholder has borrowed $88,700, net of repayments of $4,720 since the Company’s inception in March 2013. These are interest free advances.  During the three months ended September 30, 2014 the Company reclassified $83,980 of this receivable as officer compensation.

In March 2013, the Company issued 15,000,000 of shares to the founder of the Company, for purchase of an interest in a mine property valued at $165,000, which was the original cost to the founder. The mine interest was assigned to the Company on May 1, 2013 through a partial assignment agreement. The Company also presently owns a 3% percent working lease interest in one well located in Jack County, Texas.

NOTE 5 – PROMISSORY NOTE - SHAREHOLDER

On April 15, 2013, the Company received $71,000 on issuance of 8% unsecured promissory note from a shareholder, which was originally due on April 15, 2014;  in May 2014 this note was extended to October 1, 2015.  Total interest expense for the three months ended September 30, 2014 and 2013 on the above note was $1,401 and $1,401, respectively; total accrued interest as of September 30, 2014 and June 30, 2014 $8,234 and $6,833, respectively.  The default rate of interest is 1.5% per month.

NOTE 6 – PROMISSORY NOTE

On June 7, 2013, the Company received $40,000 on issuance of 5% unsecured promissory note, which was originally due on November 30, 2013.  The maturity date was extended to June 1, 2014 and subsequently extended to December 31, 2014.  During the three months ended September 30, 2014 the company repaid $5,000 in principal on this note.  As of September 30, 2014 the balance on this note was $35,000.  During the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $481 and $608, respectively, on this note; total accrued interest as of September 30, 2014 and June 30, 2014 is $2,585 and $2,104, respectively.

On September 5, 2013, the Company received $5,000 on issuance of an 8% unsecured promissory note, which was originally due on September 5, 2014. The maturity date was extended to December 5, 2014.  Default rate of interest is 1.5% per month. During three months ended September 30, 2014 and 2013, the Company recorded interest expense of $101 and $0 on this note; total accrued interest as of September 30, 2014 and June 30, 2014 is $401 and $300, respectively.

On May 22, 2014, the Company received $25,000 on issuance of an 8% unsecured promissory note, which is due on May 22 2015.  Default rate of interest is 1.5% per month.  During three months ended September 30, 2014 and 2013, the Company recorded interest expense of $504 and $0 on this note; total accrued interest as of September 30, 2014 and June 30, 2014 is $718 and $214, respectively.

On June 12, 2014, the Company received $2,000 on issuance of an 8% unsecured promissory note, which is due on June 12, 2015.  Default rate of interest is 1.5% per month.  During the three months ended September 30, 2014, the Company recorded interest expense of $40 and $0 on this note; total accrued interest as of September 30, 2014 and June 30, 2014 is $28 and $8, respectively.

NOTE 7 – STOCKHOLDERS EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2014 and June 30, 2014, the Company has no shares of preferred stock issued and outstanding.

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Common stock

The Company has authorized 60,000,000 shares of common stock, with a par value of $0.001 per share. As of September 30, 2014 and June 30, 2014, the Company had 24,245,000 and 23,400,000 shares of common stock issued and outstanding, respectively.

On January 15, 2014 the Company sold 400,000 shares of common stock for $400.

During the three months ended September 30, 2014, as part of a private placement, the Company received proceeds of $83,000 for the sale of 845,000 shares of common stock at a price of $0.10 per share.  As of September 30, 2014, $1,500 of the shares issued is included in subscription receivable in the balance sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases Obligations

As of September 30, 2014, the Company does not lease space for offices or operations.

Consulting Agreement

In March 2013, the Company entered into one year investor relation service agreement which expires March 2014, for the annual flat rate of $55,000. The service agreement was renewed and expires March 1, 2015.  During the three months ended September 30, 2014 the Company recognized $13,750 in expense related to this agreement and has included $18,308 and $33,758 in accrued liabilities as of September 30, 2014 and June 30, 2014, respectively.

NOTE 9 – SUBSEQUENT EVENTS

During the month of October 2014, as part of its private placement, the Company received proceeds in the amount of $7,500 and issued 50,000 shares of common stock at a price of $0.10 per share. As of October 31, 2014, the Company has recorded $1,000 as stock payable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Texas Jack Oil & Gas Corporation is referred to hereinafter as “we”, “our”, or “us”.

Overview

We have limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We currently own a 3% working interest in one well the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. There are a total of three producing wells on this property however Texas Jack only has an interest in one well the Bright 1H.

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

Uncertainties and Trends

Our revenues are dependent in the future, upon the following factors:

•	price volatility in worldwide oil prices, which is affected by: (a) interest rates; (b)currency exchange rates (c) inflation or deflation; (d) speculation and (e) production levels;
•	global and regional supply and demand for oil;
•	political and economic conditions;
•	changes in the regulatory environment, which may lead to increased costs of doing business;
•	our ability to raise adequate working capital;
•	success of our development and exploration;
•	level of our competition;
•	our ability to attract and maintain key management and employees; and
•
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto.

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

The following sets forth certain information regarding our results of operations for the three months ended September 30, 2014 and 2013:

Three Months Ended September 30	2014	2013
Revenue	$-	$1,575
Selling, general and administrative expenses	(122,483)	(31,120)
Net operating loss	(122,483)	(29,545)
Other income (expense)	(2,527)	(2,009)
Net loss	(125,010)	(31,554)
Net loss per share - basic and diluted	(0.005)	(0.001)
Weighted average shares - basic and diluted	23,895,435	23,000,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue

For the three months ended September 30, 2014 our revenue was $0 as compared to $1,575 for the three months ended September 30, 2013.  The decrease in revenue is due to the well in Jack County, TX changing operators.  The Company is waiting for the new operator to take over.

Selling, general and administrative expenses

For the three months ended September 30, 2014 our selling, general and administrative costs were $122,483 as compared to $31,120 for the three months ended September 30, 2013.  The increase in selling, general and administrative expenses was primarily due to an increase in professional fees, officer compensation and travel related expenses.

Other expense

For the three months ended September 30, 2014 our other expenses were $2,527 as compared to $2,009 for the three months ended September 30, 2013.  The increase in our other expenses was due to an increase in interest expense attributable to an increase on borrowed debt.

Net loss

For the three months ended September 30, 2014 our net loss was $125,010 as compared to $31,554 for the three months ended September 30, 2013.

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

Liquidity and Capital Resources

Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital (deficit) at September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Current Assets	$2,320	$5,874
Current Liabilities	99,793	115,217

Working Capital (Deficit)	$(97,473)	$(109,343)

Our cash decreased by $3,554 from $5,874 as of June 30, 2014 to $2,320 at September 30, 2014.

Our working capital deficit decreased by $11,870 to a $97,473 as of September 30, 2014, from $109,343 at June 30, 2014.  Accounts payable and accrued expenses decreased from $36,384 as of June 30, 2014 to $24,559 as of September 30, 2014.

Our notes payable decreased by $5,000 to $67,000 as of September 30, 2014, from $72,000 at June 30, 2014.

During the three months ended September 30, 2014, cash used in operating activities totaled $81,554.  Cash provided by financing activities during the year ended June 30, 2014 was $78,000 and is attributable to $83,000 received in proceeds from the issuance of common stock in a private placement, offset against $5,000 in payments on notes payable.

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

Property and equipment

We do not have any property and equipment as of September 30, 2014 and June 30, 2014.

Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at September 30, 2014.

Equity

Stockholders’ equity decreased to a deficit of $3,473 as of September 30, 2014, from $38,537 as of June 30, 2014. The primary reason for the decrease is from our net loss which was offset from the issuance of common stock through the Company’s private placement offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the unaudited Financial Statements and related notes.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

During the three months ended September 30, 2014, we generated no revenue and we had an accumulated deficit of $259,873. We will need significant financing to implement our business plan. Our unaudited financial statements have been prepared assuming that we will continue as a going concern.

The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits, required by Item 601 of Regulation S-K, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description

Exhibit 10.1	Loan extension between Texas Jack and Joan Isaacs
Exhibit 31.1	Section 302 Certification of Principal Executive Officer
Exhibit 31.2	Section 302 Certification of Principal Financial/Accounting Officer
Exhibit 32.1	Section 906 Certification of Principal Executive Officer
Exhibit 32.2	Section 906 Certification of Principal Financial/Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the capacities and the dates indicated, thereunto duly authorized.

TEXAS JACK OIL & GAS CORPORATION

Date: November 14, 2014	By:	/s/ Robert Schwarz
Name: Robert Schwarz, Chief Executive Officer, President, Chief Financial Officer, and Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)