Form 10-Q
period 2014-12-31
Texas Jack Oil & Gas Corp
filed 2015-02-23
CIK 1598308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,972,000 shares outstanding as of February 20, 2015.

TEXAS JACK OIL & GAS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash	$1,785	$5,874
Total Current Assets	1,785	5,874

Loan receivable - officer	12,466	53,880
Right on mine property	165,000	165,000

Total Assets	$179,251	$224,754

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Notes payable	$67,000	$72,000
Note payable - related party	71,000	-
Accounts payable and accrued expenses	48,238	36,384
Accrued interest - related party	9,666	6,833
Total current liabilities	195,904	115,217
Non-Current liabilities
Note payable - related party	-	71,000
Total non-current liabilities	-	71,000

Total Liabilities	195,904	186,217

Commitments and contingencies	-	-

Stockholders' (deficit) equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 24,592,000 and 23,400,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	24,592	23,400
Additional paid in capital	268,008	150,000
Accumulated deficit	(309,253)	(134,863)
Total stockholders' (deficit) equity	(16,653)	38,537

Total liabilities and stockholders' (deficit) equity	$179,251	$224,754

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$-	$2,122	$-	$3,697

Operating expenses:
Selling, general and administrative expenses	46,862	3,178	169,345	34,298

Total operating expenses	46,862	3,178	169,345	34,298

Net Operating Loss	(46,862)	(1,056)	(169,345)	(30,601)

Other expense
Interest expense	2,518	2,037	5,045	4,046
Total other expenses	2,518	2,037	5,045	4,046

Loss before provision for income taxes	(49,380)	(3,093)	(174,390)	(34,647)

Provision for income taxes	-	-	-	-

Net income (loss)	$(49,380)	$(3,093)	$(174,390)	$(34,647)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	24,408,739	23,000,000	24,152,087	23,000,000

Weighted average shares outstanding - diluted	24,408,739	23,000,000	24,152,087	23,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,390)	$(34,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Loan receivable - officer	41,414	-
Accrued interest - related party	2,833	(3,787)
Accounts payable and accrued expenses	11,854	2,833

Net cash used in operating activities	(118,289)	(35,601)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of private placement	119,200	-
Payments to officer under note receivable	-	(10,700)
Proceed from issuance of promissory notes	-	5,000
Repayments of promissory notes	(5,000)	-

Net cash provided by (used in) financing activities	114,200	(5,700)

Net decrease in cash and cash equivalents	(4,089)	(41,301)

Cash and cash equivalents at beginning of period	5,874	42,681

Cash and cash equivalents at end of period	$1,785	$1,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month periods ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended June 30, 2014, included in the Company’s Form 10-K filed with the SEC on September 30, 2014.

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

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Net Income (Loss) per Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consisted of shares issuable upon the exercise of the Company's outstanding warrants (calculated using the treasury stock method) for the three and six months ended December 31, 2014; there were no common stock equivalents for the three and six months ended December 31, 2014.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the six months ended December 31, 2014, the Company incurred net losses attributable to common stockholders of $174,390, has negative working capital (current liabilities minus current assets) of $194,119 as of December 31, 2014 and used $118,289 in cash for operating activities for the six months ended December 31, 2014. In addition, the Company has yet commercialized its planned business and has generated very little revenues since inception. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2014 and June 30, 2014 accounts payable and accrued liabilities consisted of the following:

	December 31,	June 30,
	2014	2014
Accounts Payable	$16,042	$-
Accrued Expenses - Consulting	27,358	33,758
Accrued Interest	4,838	2,626
Accounts Payable and Accrued Liabilities	$48,238	$36,384

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s officer and shareholder has borrowed $102,200, net of repayments of $5,720 since the Company’s inception in March 2013. These are interest free advances.  During the six months ended December 31, 2014 the Company reclassified $83,980 of this receivable as officer compensation. As of December 31, 2014 the Company has receivables in the amount of $12,466 due from the officer and shareholder.

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

NOTE 5 – PROMISSORY NOTE - SHAREHOLDER

On April 15, 2013, the Company received $71,000 on issuance of 8% unsecured promissory note from a shareholder, which was originally due on April 15, 2014; in May 2014 this note was extended to October 1, 2015.  Total interest expense for the six months ended December 31, 2014 and 2013 on the above note was $2,833 and $2,833, respectively; and for the three months ended December 31, 2014 and 2013 was $1,432 and $1,432, respectively.  Total accrued interest as of December 31, 2014 and June 30, 2014 is $9,666 and $6,833, respectively.  The default rate of interest is 1.5% per month. On February 6, 2015 the lender agreed to convert the principal balance of the note into 710,000 shares of the Company’s common stock.  The note holder agreed to forgo any interest payments due.

NOTE 6 – PROMISSORY NOTE

On June 7, 2013, the Company received $40,000 on issuance of 5% unsecured promissory note, which was originally due on November 30, 2013.  The maturity date was extended to June 1, 2014 and subsequently extended to December 31, 2014.  During the six months ended December 31, 2014 the company repaid $5,000 in principal on this note.  As of December 31, 2014 the balance on this note was $35,000.  During the six months ended December 31, 2014 and 2013, the Company recorded interest expense of $922 and $1,112, respectively; and during the three months ended December 31, 2014 and 2013, recorded interest expense of $441 and $504, respectively, on this note.  Total accrued interest as of December 31, 2014 and June 30, 2014 is $3,026 and $2,104, respectively.  The note was not repaid at maturity.  On February 6, 2015 the lender agreed to convert the principal balance of the note into 350,000 shares of the Company’s common stock.  The note holder agreed to forgo any interest payments due.

On September 5, 2013, the Company received $5,000 on issuance of an 8% unsecured promissory note, which was originally due on September 5, 2014. The maturity date was extended to December 5, 2014.  Default rate of interest is 1.5% per month. During six months ended December 31, 2014 and 2013, the Company recorded interest expense of $202 and $101, respectively; and during the three months ended December 31, 2014 and 2013, recorded interest expense of $101 and $101, respectively, on this note.  Total accrued interest as of December 31, 2014 and June 30, 2014 is $502 and $300, respectively.  The note was not repaid at maturity.  On February 6, 2015 the lender agreed to convert the principal balance of the note into 50,000 shares of the Company’s common stock.  The note holder agreed to forgo any interest payments due.

On May 22, 2014, the Company received $25,000 on issuance of an 8% unsecured promissory note, which is due on May 22 2015.  Default rate of interest is 1.5% per month.  During six months ended December 31, 2014 and 2013, the Company recorded interest expense of $1,008 and $0, respectively; and during the three months ended December 31, 2014 and 2013, recorded interest expense of $504 and $0, respectively, on this note.  Total accrued interest as of December 31, 2014 and June 30, 2014 is $1,222 and $214, respectively. On February 6, 2015 the lender agreed to convert the principal balance of the note into 250,000 shares of the Company’s common stock.  The note holder agreed to forgo any interest payments due.

On June 12, 2014, the Company received $2,000 on issuance of an 8% unsecured promissory note, which is due on June 12, 2015.  Default rate of interest is 1.5% per month.  During the six months ended December 31, 2014 and 2013, the Company recorded interest expense of $80 and $0, respectively; and during the three months ended December 31, 2014 and 2013, recorded interest expense of $40 and $0, respectively, on this note.  Total accrued interest as of December 31, 2014 and June 30, 2014 is $88 and $8, respectively. On February 6, 2015 the lender agreed to convert the principal balance of the note into 20,000 shares of the Company’s common stock.  The note holder agreed to forgo any interest payments due.

TEXAS JACK OIL & GAS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 7 – STOCKHOLDERS EQUITY

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As December 31, 2014 and June 30, 2014, the Company has no shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 60,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2014 and June 30, 2014, the Company had 24,592,000 and 23,400,000 shares of common stock issued and outstanding, respectively.

On January 15, 2014 the Company sold 400,000 shares of common stock for $400.

During the six months ended December 31, 2014, as part of a private placement, the Company received proceeds of $119,200 for the sale of 1,192,000 shares of common stock at a price of $0.10 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases Obligations

As of December 31, 2014, the Company does not lease space for offices or operations.

Consulting Agreement

In March 2013, the Company entered into one year investor relation service agreement which expires March 2014, for the annual flat rate of $55,000. The service agreement was renewed and expires March 1, 2015.  During the six months ended December 31, 2014 the Company recognized $27,500 in expense related to this agreement and has included $26,258 and $33,758 in accrued liabilities as of December 31, 2014 and June 30, 2014, respectively.

On July 1, 2014, the Company entered into one year investor relation service agreement which expires June 30. 2015, for the annual flat rate of $25,000.  During the six months ended December 31, 2014 the Company recognized $12,500 in expense related to this agreement and has included $1,100 and $0 in accrued liabilities as of December 31, 2014 and June 30, 2014, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On February 6, 2015 the Company agreed to convert the principal outstanding balance of five promissory notes into shares of common stock at a rate of $0.10 per share.  As part of the conversion the note holders agreed to forgo any interest payments due.  The Company issued 1,380,000 shares of common stock for the extinguishment of notes payable in the amount of $138,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Texas Jack Oil & Gas Corporation is referred to hereinafter as “we”, “our”, or “us”.

Overview

We have limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern as filed in our June 30, 2014 10-K filed on September 30, 2014. We currently own a 3% working interest in one well the Bright 1H, which was drilled in late summer of 2012 and was completed and placed into production in October 2012. The well has been drilled with lateral lines that are approximately 2,000 feet in length. There are a total of three producing wells on this property however Texas Jack only has an interest in one well the Bright 1H.

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

The following discussion and analysis should be read in conjunction with our Financial Statements and notes thereto.

Results of Operations for the Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

The following sets forth certain information regarding our results of operations for the three months ended December 31, 2014 and 2013:

Three Months Ended December 31	2014	2013
Revenue	$-	$2,122
Selling, general and administrative expenses	(46,862)	(3,178)
Net operating loss	(46,862)	(1,056)
Other income (expense)	(2,518)	(2,037)
Net loss	(49,380)	(3,093)
Net loss per share - basic and diluted	(0.00)	(0.00)
Weighted average shares - basic and diluted	24,408,739	23,000,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue

For the three months ended December 31, 2014 our revenue was $0 as compared to $2,122 for the three months ended December 31, 2013.  The decrease in revenue is due to the well in Jack County, TX changing operators.  The Company is waiting for the new operator to take over.

Selling, general and administrative expenses

For the three months ended December 31, 2014 our selling, general and administrative costs were $46,862 as compared to $3,178 for the three months ended December 31, 2013.  The increase in selling, general and administrative expenses was primarily due to an increase in professional fees, officer compensation and travel related expenses.

Other expense

For the three months ended December 31, 2014 our other expenses were $2,518 as compared to $2,037 for the three months ended December 31, 2013.  The increase in our other expenses was due to an increase in interest expense attributable to an increase on borrowed debt.

Net loss

For the three months ended December 31, 2014 our net loss was $49,380 as compared to $3,093 for the three months ended December 31, 2013.

Results of Operations for the Six Months Ended December 31, 2014 as Compared to the Six Months Ended December 31, 2013

The following sets forth certain information regarding our results of operations for the six months ended December 31, 2014 and 2013:

Six Months Ended December 31	2014	2013
Revenue	$-	$3,697
Selling, general and administrative expenses	(169,345)	(34,298)
Net operating loss	(169,345)	(30,601)
Other income (expense)	(5,045)	(4,046)
Net loss	(174,390)	(34,647)
Net loss per share - basic and diluted	(0.01)	(0.00)
Weighted average shares - basic and diluted	24,152,087	23,000,000

Our operations have resulted in significant losses and negative cash flow as we have invested in our property lease interests.

Revenue

For the six months ended December 31, 2014 our revenue was $0 as compared to $3,697 for the six months ended December 31, 2013.  The decrease in revenue is due to the well in Jack County, TX changing operators.  The Company is waiting for the new operator to take over.

Selling, general and administrative expenses

For the six months ended December 31, 2014 our selling, general and administrative costs were $169,345 as compared to $34,298 for the six months ended December 31, 2013.  The increase in selling, general and administrative expenses was primarily due to an increase in professional fees, officer compensation and travel related expenses.

Other expense

For the six months ended December 31, 2014 our other expenses were $5,045 as compared to $4,046 for the six months ended December 31, 2013.  The increase in our other expenses was due to an increase in interest expense attributable to an increase on borrowed debt.

Net loss

For the six months ended December 31, 2014 our net loss was $174,390 as compared to $34,647 for the six months ended December 31, 2013.

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

Liquidity and Capital Resources

Continuing working capital deficit

Our working capital deficit has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital (deficit) at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Current Assets	$1,785	$5,874
Current Liabilities	195,904	115,217

Working Capital (Deficit)	$(194,119)	$(109,343)

Our cash decreased by $4,089 from $5,874 as of June 30, 2014 to $1,785 at December 31, 2014.

Our working capital deficit decreased by $84,776 to a $194,119 as of December 31, 2014, from $109,343 at June 30, 2014.  Accounts payable and accrued expenses increased from $36,384 as of June 30, 2014 to $48,238 as of December 31, 2014.

Our notes payable decreased by $5,000 to $67,000 as of December 31, 2014, from $72,000 at June 30, 2014.

During the six months ended December 31, 2014, cash used in operating activities totaled $118,289.  Cash provided by financing activities during the six months ended December 31, 2014 was $114,200 and is attributable to $119,200 received in proceeds from the issuance of common stock in a private placement, offset against $5,000 in payments on notes payable.
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

Property and equipment

We do not have any property and equipment as of December 31, 2014 and June 30, 2014.

Capital commitments

We do not have any long term debt, capital lease obligations, operating or purchase obligations at December 31, 2014.

Equity

Stockholders’ equity decreased to a deficit of $16,653 as of December 31, 2014, from $38,537 as of June 30, 2014. The primary reason for the decrease is from our net loss which was offset from the issuance of common stock through the Company’s private placement offering.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

During the six months ended December 31, 2014, we generated no revenue and we had an accumulated deficit of $309,253. We will need significant financing to implement our business plan. Our unaudited condensed financial statements have been prepared assuming that we will continue as a going concern.

The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

TEXAS JACK OIL & GAS CORPORATION

Date: February 23, 2015	By:	/s/ Robert Schwarz
Name: Robert Schwarz, Chief Executive Officer, President, Chief Financial Officer, and Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)