Form 10-Q
period 2020-03-31
Global Wholehealth Partners Corp
filed 2020-05-07
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,116,358 shares of common stock, par value $0.001, were outstanding on May 7, 2020.

2

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$668	$19,918
Inventory	23,372	—
Total current assets	24,040	19,918
Total assets	$24,040	$19,918

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Related party note	$62,875	$—
Related party advances	1,500	—
Accounts payable and accrued liabilities	1,372	100
Total current liabilities	65,747	100
Total liabilities	65,747	100

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and June 30, 2019, respectively	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 58,116,358 and 56,116,358 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	58,116	56,116
Additional paid-in capital	444,784	426,784
Retained deficit	(544,607)	(463,082)
Total stockholders' equity	(41,707)	19,818
Total liabilities and stockholders' equity	$24,040	$19,918

(See accompanying notes to consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating expense
Professional fees	9,000	6,738	44,900	6,738
Research and development	443,750	—	443,750	—
Selling, general and administrative	2,629	2,270	36,625	2,870
Total operating expense	455,379	9,008	525,275	9,608
Loss from operations	(455,379)	(9,008)	(525,275)	(9,608)
Other income
Gain on forgiveness of liabilities	443,750	—	443,750	—
Net loss	$(11,629)	$(9,008)	$(81,525)	$(9,608)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.17)	$(0.00)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	58,116,358	52,358	57,343,755	52,358

(See accompanying notes to consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE JULY 1, 2019	56,116,358	$56,116	$426,784	$(463,082)	$19,818

Net loss for the three months ended September 30, 2019	—	—	—	(18,798)	(18,798)
Balance, September 30, 2019	56,116,358	56,116	426,784	(481,880)	1,020

Common stock issued to related party for cash at $0.01 per share	2,000,000	2,000	18,000	—	20,000
Net loss for the three months ended December 31, 2019	—	—	—	(51,098)	(51,098)
Balance, December 31, 2019	58,116,358	58,116	444,784	(532,978)	(30,078)

Net loss for the three months ended March 31, 2020	—	—	—	(11,629)	(11,629)
Balance, March 31, 2020	58,116,358	$58,116	$444,784	$(544,607)	$(41,707)

FOR THE NINE MONTHS ENDED MARCH 31, 2019

BALANCE JULY 1, 2018	52,358	$52	$430,748	$(432,215)	$(1,415)

Net loss for the three months ended September 30, 2018	—	—	—	(300)	(300)
Balance, September 30, 2018	52,358	52	430,748	(432,515)	(1,715)

Net loss for the three months ended December 31, 2018	—	—	—	(300)	(300)
Balance, December 31, 2018	52,358	52	430,748	(432,815)	(2,015)

Net loss for the three months ended March 31, 2019	—	—	—	(9,008)	(9,008)
Balance, March 31, 2019	52,358	$52	$430,748	$(441,823)	$(11,023)

(See accompanying notes to consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(81,525)	$(9,608)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for services	—	—
Common stock issued for debt settlement	—	—
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(23,372)	—
Increase (decrease) in related party advances	1,500	10,923
Increase (decrease) in accounts payable and accrued expenses	1,272	(1,315)
Net cash flows from operating activities	(102,125)	—

Cash flows from financing activities
Cash for common shares of stock	20,000
Proceeds from related party note, net	62,875
Net cash flows from financing activities	82,875	—

Change in cash	(19,250)	—

Cash at beginning of period	19,918	—

Cash at end of period	$668	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(See accompanying notes to consolidated financial statements)

 GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

NOTE 1 – Basis of Presentation, Organization and Going Concern

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Global WholeHealth Partners Corporation and Subsidiary (the “Company”) as of March 31, 2020, and for the three and nine months ended March 31, 2020 and 2019, include the accounts of the Company and its wholly-owned and controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended June 30, 2019.In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of December 31, 2019, results of operations for the three and nine months ended March 31, 2020 and 2019, and stockholders’ equity and cash flows for the three and nine months ended March 31, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit of $544,607. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 58,116,358 and 56,116,358 shares were issued and outstanding as of March 31, 2020 and June 30, 2019, respectively. During the nine months ended March 31, 2020, the number of shares increased by 2,000,000 as a result of the Company selling 2,000,000 shares at $0.01 per share to LionsGate in exchange for cash of $20,000.

NOTE 4 – Related Party Transactions

During the nine months ended March 31, 2020, the Company received $20,000 upon the sale of 2,000,000 shares of common stock to LionsGate for $0.01 per share.

From time-to-time the Company receives shareholder advances to cover operating costs which are reflected on the balance sheet as related party advances. During the three months ended March 31, 2020, LionsGate provided advances totaling $455,950 which was used to pay professional fees of $11,100, research studies for the development of its CoVid-19 tests of $443,750 and general costs of $1,100. During the nine months ended March 31, 2020, LionsGate provided advances totaling $506,625 which was used to pay professional fees of $46,000, research studies for the development of CoVid-19 tests of $443,750 and general costs of $16,875.

During the three months ended March 31, 2020, the Company paid $431,250 to Pan Probe Biotech to perform studies in validation of the Company’s CoVid-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe.

NOTE 5 – Promissory Note

On March 29, 2020, the Company issued a Promissory Note (the “Note”) to LionsGate in the amount of $506,625 which was equivalent to the advances made to the Company up to March 29, 2020. On March 30, 2020, LG decided it would be in the best interests of the Company to forgive the portion of the Note related to testing costs which totaled $443,750. As a result, the Company recognized $443,750 of other income for the three and six months ended March 31, 2020 leaving a Note balance of $62,875. The terms of the Note provide total funding of up to $585,000 or an additional $78,375. The Note bears interest at the rate of 5% per annum and the principal and interest is due and payable in full in 90 days on June 30, 2020. If not paid within the 90 days a 5% penalty will be added to the Note and the term will extend for an additional 90 days.

The Note was issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2020 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

The recent outbreak of the novel coronavirus CoVid-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees and R&D activities. The CoVid-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the CoVid-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the CoVid-19 pandemic, the effects of the CoVid-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the CoVid-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

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

CoVid-19 / SARS2 Activities

In response to the CoVid-19 / SARS2 (“CoVid-19”) Pandemic, in early January 2020, the Company set out to test and perform the studies necessary to develop a Rapid Diagnostic Test (“RDT”) and Real Time Polymerase Chain Reaction Test (“RT-PCR”). During the quarter, the Company completed the testing necessary to develop both the RDT and RT-PCR tests. RDT test results are available in 10 minutes with an overall accuracy rate of 98%. The RT-PCR test looks for the E-Gene and RdRq-Gene markers and has proven to be 97% accurate. The test is able to be processed in any PCR machine and each test kit includes the required reagents.

On March 13, 2020 Charles Strongo, CEO filed on the behalf of the Company, the Pre Emergency Use Application (“PEUA”) with the FDA for the RT-PCR Test for CoVid-19. On March 15, 2020, the FDA sent an Official Acknowledgement letter accepting the Company’s application for the RT-PCR Test for CoViD-19. The Company is in the process of responding to FDA inquires.

On April 6, 2020, Mr. Strongo filed on the behalf of the Company a PEUA for the RDT for CoViD-19 test. On April 6th 2020, the FDA sent the Official Acknowledgement Letter accepting the Company’s Application for the RDT. The Company is in the process of responding to FDA inquires.

On April 13, 2020, the Department of NAVY ordered 1,000 RDT tests from the Company under the FDA March 16th guideline, which allows tests to be sold once a tests accuracy is demonstrated to be 90%+ and a PEUA has been filed with the FDA while working with the FDA for approval. The NAVY order was delivered on April 29, 2020 at the NAVY BASE at Point Loma.

The Company has sent RDT samples to 3rd party Labs for evaluations with positive feedback.

The Company anticipates near term sales of its RDT and PCR tests to various domestic and international private and public entities.

The Company is currently developing the next generation of RDT and Microwell CoVid-19 tests to achieve increased accuracy, remove all cross reactivity on the test itself and differentiate between the IgG and IgM antibodies which differentiation aids in an improved understanding of the stage of disease progression.

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

Competition

Several companies around the world carry similar products, typically comprised of approximately 10-30 different products. However, we carry the largest line of products that we know of including over 100 products. As of March 31, 2020, Global Wholehealth Partners Corp. has made no sales.

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

Results of Operations

Three and nine months ended March 31, 2020 compared with the three and nine months ended March 31, 2019

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Increase/
	2020	2019	(Decrease)
Operating expenses:
Professional fees	$9,000	$6,738	$2,262
Research and development	443,750	—	443,750
Selling, general and administrative	2,629	2,270	359
Total operating expenses	$455,379	$9,008	$446,371

A summary of our operating expense for the nine months ended March 31, 2020 compared with the nine months ended March 31, 2019 follows:

	Nine Months Ended March 31,	Nine Months Ended March 31,	Increase/
	2020	2019	(Decrease)
Operating expenses:
Professional fees	$44,900	$6,738	$38,162
Research and development	443,750	—	443,750
Selling, general and administrative	36,625	2,810	33,755
Total operating expenses	$525,275	$9,608	$515,667

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, professional fees increased $2,262 and $38,162, respectively. The increase was due to increased professional and management fees incurred in furtherance of the Company’s business plan and the administration of the public entity.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to agreements with other third-party providers and certain internal R&D cost allocations when applicable. R&D costs are expensed when incurred. During the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, R&D costs increased as a result of a $443,750 increase related to testing and development of the Company’s Co Vid-19 rapid test.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. During the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, SG&A increased $359 and $33,755, respectively. The increase was due to increased cost incurred in furtherance of the Company’s business plan and the administration of the public entity.

Other Income

Other income increased $443,750 as a result of the forgiveness of debt incurred related to the Company’s CoVid-19 test costs, please see Note 4 and Note 5 to the Company’s Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

As of March 31, 2020, our assets consisted of $668 in cash and $23,372 in inventory compared to current liabilities of $65,747. From inception to March 31, 2020, we have incurred an accumulated deficit of $544,607. This loss has been incurred through a combination of professional fees, R&D and SG&A costs to support our plans to develop our business. During the nine months ended March 31, 2020 and 2019, the Company had no revenue and incurred a loss from operations of $525,275 and $9,608, respectively. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Nine Months Ended March 31,		Increase/
	2020	2019	Decrease
Operating activities	$(102,125)	$—	$102,125
Investing activities	—	—	—
Financing activities	82,875	—	82,875
Net increase (decrease) in cash and cash equivalents	$(19,250)	$—	$185,000

Operating Activities

Net cash used in operating activities increased $102,125 due to increases in professional fees and SG&A costs.

Investing Activities

The Company had no investing activities during the three and nine months ended March 31, 2020 or 2019.

Financing Activities

During the nine months ended March 31, 2020, the Company received $20,000 upon the sale of 2,000,000 shares of common stock to LionsGate for $0.01 per share and net related party advances totaling $62,875.

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

New Accounting Standards to be Adopted Subsequent to March 31, 2020

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Co Vid-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the Co Vid-19 pandemic on the Company’s operations and capital requirements. Should the Co Vid-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing manufacturing sites or partnerships; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented event.

Item 5. Other information

On January 1, 2020, in addition to the position of CEO, the Board of Directors appointed Charles Strongo to the position of Secretary commensurate with the resignation of Sara Gonzales. The resignation by Ms. Gonzales was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020.*
99.1	Acknowledgement Letter from the FDA dated March 15, 2020*
99.2	Acknowledgement Letter from the FDA dated April 6, 2020 (Incorporated by reference to the Form 8-K filed on April 10, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

____________________

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

Date: May 7, 2020

