Form 10-K
period 2020-06-30
Global Wholehealth Partners Corp
filed 2020-09-28
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on December 31, 2019, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $173,751,000.

As of September 28, 2020 there were 59,966,358 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Mine Safety Disclosures	12
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A	Controls and Procedures	32
Item 9B.	Other Information	32
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	33
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence	39
Item 14.	Principal Accountant Fees and Services	39
PART IV

Item 15.	Exhibits, Financial Statement Schedules	40
	SIGNATURES	41
	EXHIBIT INDEX	42

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, may be based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

All references to “we,” “us,” or “our” refer to Global WholeHealth Partners Corporation.

Item 1. Business

Background

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

On May 9, 2019, the Board reverse split (1-for-500) the outstanding Common Shares of 58,172,000 to 116,358 shares.

May 23, 2019, the Company and LionsGate Funding Group LLC (“LionsGate”), owner of a majority of the Company’s outstanding common stock as of May 23, 2019, entered into a Stock Sale and Purchase Agreement (the “SPA”) which closed on June 27, 2019. Pursuant the SPA, the Company issued 56,000,000 shares of common stock to LionsGate in exchange for 100% of their interests in Global WholeHealth Partners Corp., a private Wyoming corporation incorporated on April 9, 2019 (“Global Private”). Global Private has contacts with suppliers and contract manufacturers in the In vitro diagnostic industry, with rights to sell rapid diagnostic tests, such as the following 6 minute rapid whole blood Ebola Test, 6 minute whole blood Zika test, 8 minute whole blood rapid TB test and 75 plus other tests more than 40 which are U.S. Food and Drug Administration (“FDA”) approved. Due to the common control of the Company and Global Private, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control”, the SPA was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had been combined as of the beginning of the periods presented. The consolidated financial statements include both entities’ full results since the inception of Global Private.

Industry Overview

Our Business

The Company was founded to develop, manufacture and market in-vitro diagnostic (“IVD”) tests for over-the-counter (“OTC” or consumer), or consumer-use and point-of-care (“POC” or professional) which includes hospitals, physicians’ offices and medical clinics, including those within penal systems throughout the US and abroad. The Company currently manufactures and markets a range of diagnostic test kits for consumer use through OTC sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known POC, in the United States. These test kits are known as in-vitro diagnostic test kits or IVD products.

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

The products that are not FDA approved to sell in the US are for export only and cannot be sold in the US. We are not presently looking to file for FDA 510K for the non-FDA.

The following are tests that we offer for sale:

FDA Approved Over The Counter Tests (OTC). We list 56 unique tests as follows:

Our Core Products

➢	Pregnancy Cassette 7mm (Large)
➢	Pregnancy Cassette 5mm (Small)
➢	Pregnancy Combo Cassette
➢	Pregnancy Serum Cassette
➢	Pregnancy Strip / Dipstick 3.5mm
➢	Pregnancy Strip 5mm
➢	Pregnancy Combo Strip
➢	Pregnancy Midstream
➢	Menopause Cassette
➢	Menopause Strip
➢	Menopause Midstream
➢	Ovulation Cassette
➢	Ovulation Strip

➢	Ovulation Midstream
➢	Colorectal Cancer Test
➢	Cholesterol
➢	Glucose Rapid No machine Required
➢	Blood Alcohol Test
➢	ALL DRUG TESTS
➢	Amphetamine (AMP) Dipstick
➢	Barbiturate (BAR) Dipstick
➢	Benzodiazepine (BZD) Dipstick
➢	Cocaine (COC) Dipstick
➢	Marijuana (THC) Dipstick
➢	Methadone (MTD) Dipstick
➢	Methamphetamine (MET) Dipstick
➢	Opiate (OPI) Dipstick
➢	Phencyclidine (PCP) Dipstick
➢	Ecstasy (MDMA) Dipstick
➢	Tricyclic Antidepressant (TCA) Dipstick
➢	Oxycodone (OXY) Dipstick
➢	Amphetamine (AMP) Cassette
➢	Barbiturate (BAR) Cassette
➢	Benzodiazepine (BZD) Cassette
➢	Cocaine (COC) Cassette
➢	Marijuana (THC) Cassette
➢	Methadone (MTD) Cassette
➢	Methamphetamine (MET) Cassette
➢	Opiate (OPI) Cassette
➢	Phencyclidine (PCP) Cassette
➢	Ecstasy (MDMA) Cassette
➢	Tricyclic Antidepressant (TCA) Cassette
➢	2 Panel Multi-Drug Dipstick
➢	3 Panel Multi-Drug Dipstick
➢	4 Panel Multi-Drug Dipstick
➢	5 Panel Multi-Drug Dipstick
➢	6 Panel Multi-Drug Dipstick
➢	8 Panel Multi-Drug Dipstick
➢	10 Panel Multi-Drug Dipstick
➢	2 Panel Multi-Drug Cassette
➢	5 Panel Multi-Drug Cassette
➢	6 Panel Multi-Drug Cassette
➢	10 Panel Multi-Drug Cassette
➢	5 Panel Multi-Drug Cup
➢	6 Panel Multi-Drug Cup
➢	10 Panel Multi-Drug Cup

The Following Tests are FDA CLIA WAVED and Professional Approved.

Professional Approved means that only physicians and medical professionals can administer the test and the test is generally not covered by insurance. Clinical Laboratory Improvement Amendments (“CLIA”) which is defined as a test that can be carried out by medical professionals and has a low risk of an incorrect result and is generally covered by insurance. We list 8 tests as follows:

➢	H-Pylori
➢	Influenza A Cassette
➢	Influenza B Cassette
➢	Influenza A & B Combo Cassette
➢	Fecal Occult Blood (FOB) Cassette
➢	Strep A Cassette
➢	Strep A Strip
➢	Mononucleosis Cassette

The Following Tests are FDA Approved for POC (Point Of Care) Professional Approval from FDA.

We list 9 tests as follows:

There several different types of combination of testing that can be done with the Urinalysis Reagent Strips.  Urinalysis is a test of your urine. A urinalysis is used to detect and manage a wide range of disorders, such as urinary tract infections, kidney disease and diabetes. A urinalysis involves checking the appearance, concentration and content of urine. Mayo Clinic Oct 23, 2019.

Urinalysis tests include the following: 1.Glucose: This test is based on a double sequential enzyme reaction. One enzyme, glucose oxidase, catalyzes the formation of gluconic acid and hydrogen peroxide from the oxidation of glucose. A second enzyme, peroxidase, catalyzes the reaction of hydrogen peroxide with potassium iodide chromogen to oxidize the chromogen to colors ranging from blue-green to greenish-brown through brown and dark brown. 2.Bilirubin: This test is based on the coupling of bilirubin with a diazotized dichloroaniline in a strongly acid medium. The colors range from light tan to reddish-brown. 3.Ketone: This test is based on the reaction of acetoacetic acid with sodium nitroprusside in a strongly basic medium. The colors range from beige or buff-pink color for a “Negative” reading to pink and pink-purple for a “Positive” reading. 4.Specific Gravity: This test is based on the apparent pKa change of certain pretreated polyelectrolytes in relation to the ionic concentration. In the presence of an indicator, the colors range from dark blue or blue-green in urine of low ionic concentration to green and yellow-green in urine of higher ionic concentration. 5.Blood: This test is based on the pseudo peroxidase action of hemoglobin and erythrocytes which catalyzes the reaction of 3,3’,5, 5’-tetramethyl-benzidine and buffered organic peroxide. The resulting colors range from orange to yellow-green and dark green. Very high blood concentration may cause the color development to continue to dark blue.6. pH: This test is based on the well known double pH indicator method, where bromothymol blue and methyl red give distinguishable colors over the pH range of 5-9. The colors range from red-orange to yellow and yellow-green to blue-green.7. Protein: This test is based on the protein error-of-indicator principle. At a constant pH, the development of any green color is due to the presence of protein. Colors range from yellow for a “Negative” reaction to yellow-green and green to blue-green for a “Positive” reaction. 8.Urobilinogen: This test is based on a modified Ehrlich reaction in which p-diethylamino benzaldehyde reacts with urobilinogen in a strongly acid medium. Colors range from light pink to bright magenta. 9.Nitrite: This test depends on the conversion of nitrate to nitrite by the action of Gram-negative bacteria in the urine. The nitrite reacts with p-arsanilic acid to form a diazonium compound in an acid medium. The diazonium compound in turn couples with 1,2,3,4- tetrahydro benzo(h) quinoline to produce a pink color.10. Leukocytes: This test is based on the action of esterase present in leukocytes, which catalyzes the hydrolysis of an indoxyl ester derivative. The indoxyl ester liberated reacts with a diazonium salt to produce a beige-pink to purple color. 11.Ascorbic Acid: This test is based on the action of a complex chelating agent with a polyvalent metal ion in its higher state and an indicator dye that can react with the metal ion.

➢	Urinalysis Reagent Strip 1 Test: 1 - Parameter URS-1A | Ascorbic Acid URS-1K | Ketone URS-1P | Protein URS-1B | Blood URS-1G | Glucose
➢	Urinalysis Reagent Strip 6 Test: 6-Parameter.Any combination Blood - Ketone - Glucose - Protein - pH URS-OBGYN | Leukocyte - Nitrite - Blood - Protein - Glucose
➢	Urinalysis Reagent Strip 8 Test: Any 8 combination URS-11Tests | Leu - Nit - Uro - Pro - pH - Blo - SG - Ket - Bil - Glu - Asc Acid
➢	Urinalysis Reagent Strip 10 Test: Any 10 combination URS-11 Tests | Leu - Nit - Uro - Pro - pH - Blo - SG - Ket - Bil - Glu - Asc Acid

➢	Urinalysis Reagent Strip 11 Test: All 11 tests URS-11 Tests | Leu - Nit - Uro - Pro - pH - Blo - SG - Ket - Bil - Glu - Asc Acid
➢	Cholesterol PROFESSIONAL FDA
➢	Troponin I Cassette (S) FDA
➢	Troponin I Cassette (WB) FDA
➢	HIV 1/2 Cassette FDA APPROVED

The Following Tests are NOT FDA Approved to sell in the US, but can be sold for export only:

➢	TB Cassette (tuberculosis)
➢	Dengue Cassette
➢	Malaria Cassette
➢	HIV 1/2 Cassette.
➢	RAPID EBOLA TEST
➢	Ebola PCR tests 6 tests per pack
➢	Zika Rapid Anti-Body Test (10,000 tests minimum order)
➢	HBsAG (Hepatitis B Antigen) Cassette
➢	Hep B Antibody Cassette
➢	HCV (Hepatitis C) Cassette
➢	H-Pylori
➢	Syphilis Cassette
➢	Anti-Syphilis Cassette
➢	Syphilis Strip
➢	HSV-1 (Herpes Simplex Virus 1) Cassette
➢	HSV-2 (Herpes Simplex Virus 2) Cassette
➢	HSV 1 & 2 Cassette
➢	Gonorrhea Cassette
➢	Gonorrhea Strip
➢	Chlamydia Cassette SWAB TEST M or F
➢	Strep A Cassette
➢	Strep A Strip
➢	Cholera Cassette
➢	Mononucleosis Cassette

CANCER MARKERS: NOT FDA APPROVED

➢	PSA 1ng
➢	PSA 4ng
➢	PSA 1 & 4
➢	Fecal Occult Blood (FOB) Cassette
➢	CEA Cassette
➢	AFP Cassette

HEART MAKERS: NOT FDA APPROVED

➢	Myoglobin Cassette
➢	Myoglobin/Troponin Combo Cassette
➢	CRP: C Reactive Protein Cassette
➢	My/CRP Combo Cassette
➢	My/CK-MB/Tri Combo Cassette

OTHER: NOT FDA APPROVED

➢	TSH Adult Cassette (thyroid)
➢	TSH Neonatal Cassette (thyroid)
➢	IgE Allergy

CoVid-19 / SARS2 Activities

In response to the CoVid-19 / SARS2 (“CoVid-19”) Pandemic, in early January 2020, the Company set out to test and perform the studies necessary to develop a Rapid Diagnostic Test (“RDT”) and Real Time Polymerase Chain Reaction Test (“RT-PCR”). During the quarter ended March 31, 2020, the Company completed the testing necessary to develop both the RDT and RT-PCR tests. RDT test results are available in 10 minutes with an overall accuracy rate of 98%. The RT-PCR test looks for the E-Gene and RdRq-Gene markers and has proven to be 97% accurate. The test is able to be processed in any PCR machine and each test kit includes the required reagents.

On March 15, 2020, the Registrant received an Acknowledgment Letter from the FDA that the Center for Devices and Radiological Health of the U.S Food and Drug Administration has received the Registrant’s Emergency Use Approval for the Real Time PCR Test. The Registrant’s submission has been assigned the unique document control number PEUA200084.

On April 6, 2020, Company received an Acknowledgment Letter (the “Letter”) from the FDA that the Center for Devices and Radiological Health of the FDA has received the Company’s Rapid Diagnostic IgG/IgM 10 minute Rapid test application submitted by Charles Strongo, the Company’s Chief Executive Officer. The Rapid Diagnostic IgG/IgM 10 minute Rapid test requires no machine. The Company’s submission has been assigned the unique document control number EUA200181.

On May 22, 2020, Company received a Letter of Authorization from 1drop Inc. which authorizes the Company to sell 1drop Inc.’s 1copy TM COVID-19 qPCR Multi Kit, which has received Emergency Use Authorization from the Food and Drug Administration.

Industry

The use of diagnostics in quality measures often is supported by clinical practice guidelines. Of all quality measures in HEDIS (The Healthcare Effectiveness Data and Information Set (“HEDIS”) is a widely used set of performance measures in the managed care industry, developed and maintained by the National Committee for Quality Assurance (“NCQA”) and NQMC (The National Quality Measures Clearinghouse (“NQMC”), we identified guidelines specifically recommending diagnostic use in the NGC for 61.5% of those in HEDIS and 78.5% of those in the NQMC.

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

In its annual report on the state of health care quality in the US, NCQA assessed the impact of under-compliance with HEDIS measures, including those pertaining to diagnostics, on avoidable adverse health events, deaths and costs. Figure 7.7 below shows the impact for measures pertaining to diagnostics used in breast cancer detection, cholesterol management, colorectal cancer screening and diabetes management.

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

The Company’s cholesterol OTC test and its cholesterol colorimetric POC test are available to test for abnormal levels of cholesterol in whole blood. There is evidence that a high blood cholesterol level increases the risk of developing arteriosclerosis, and with it the risk of coronary heart disease or stroke. This heart disease is the leading cause of death in the United States, as reported by the American Heart Association. Estimated Annual Avoidable Adverse Health Events are estimated to be approximately 14,600 with estimated annual avoidable deaths of approximately 6,900–17,000 from high Cholesterol. Rapid Diagnostic Tests taken by these populations would save an estimated $87 million per year and lives saved.

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

Employees

As of June 30, 2020, we have no full-time employees. Our CEO and CFO devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.  Currently, the CEO and CFO devote approximately 30 and 10 hours per week, respectively, to the Company. The Company utilizes independent contractors as needed.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

We utilize approximately 1,500 square feet of office and warehouse space located at 1402 North El Camino Real, San Clemente, California 92672. The space is leased pursuant to a sublease on a month-to-month basis with monthly rent due of $3,660.

Item 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier (the “OTCPink”) under the symbol “GWHP”.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCPink:

	2020
	High	Low
First Quarter (July 1 – September 30)	$16.86	5.00
Second Quarter (October 1 – December 31)	$9.00	7.04
Third Quarter (January 1 – March 31)	$7.04	7.04
Fourth Quarter (April 1 – June 30)	$13.00	4.90

	2019
	High	Low
First Quarter (July 1 – September 30)	$18.50	5.55
Second Quarter (October 1 – December 31)	$10.00	7.50
Third Quarter (January 1 – March 31)	$25.00	5.38
Fourth Quarter (April 1 – June 30)	$25.00	5.00

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

On May 9, 2019, the Board of Directors authorized a one for five hundred (1:500) reverse stock split which became effective on May 20, 2019. All share amounts contained in this Annual Report reflect this reverse split

Holders

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.001 per share and 10,000 shares of preferred stock, par value $0.001 per share. As of the date of this Annual Report, there were 323 stockholders of record holding an aggregate of 59,966,358 shares of common stock (this number does not include stockholders who hold their stock through brokers, banks and other nominees). No preferred stock has been issued.

Transfer Agent

The transfer agent of our common stock is Nevada Agency and Transfer Company, having an office at 50 West Liberty Street, Suite 880, Reno, NV 89501; their phone number is (775) 322-0626.

Dividend Policy

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Penny Stock

Our common stock trades at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s penny stock rules.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On July 13, 2020 and August 3, 2020, the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs") Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020 and August 3, 2020 for principal amounts of $63,000 and $55,000, respectively (the "Geneva CPNs"). Pursunt to the terms of the Geneva CPNs, the Company received net proceeds of $60,000 and $52,000 (each notes proceeds were net of $3,000 in legal fees). The Geneva CPNs mature in one year, accrue interest of 10% and, after 180 days, are convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Geneva has agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represent a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs also provide for penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

On July 22, 2020, Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock, at a purchase price as defined in the Common Stock Purchase Agreement. The Registration Rights Agreement was an inducement to EMC2 Capital to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. No shares have been sold to and purchased by EMC2 Capital as of the date of this report.

Concurrently with the July 22, 2020 Common Stock Purchase Agreement, the Company entered into a Common Stock Purchase Warrant with EMC2 Capital (the “EMC2 Warrant”) to subscribe for a purchase from the Company up to Two Million (2,000,000) shares of the Company’s Common Stock. The EMC2 Warrant has an initial exercise price of $1.59, the closing price of our common stock on July 22, 2020, is non-cancellable, vests upon issuance and expires on the fifth anniversary of the EMC2 Warrant date of issuance.

The foregoing Geneva SPA, Geneva CPNs and EMC2 SPA were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On July 9, 2020 and July 31, 2020, the Company received $50,000 and $40,000, respectively, from Dr. Scott Ford, Director, in exchange for restricted common stock at a price of $2.00 per share.

On May 8, 2020, the Company issued 1,850,000 shares valued at $2.00 as a bonus for prior service, including related party issuances of a) 500,000 shares to Charles Strongo, CEO; and b) 750,000 shares to LionsGate.

On April 28, 2019, the Company issued 64,000 shares to Barbara Bauman, former executive officer, valued at $32,000, or the par value of our common stock (pre Reverse Split, defined below) at the time of issuance, in order to reimburse Mrs. Bauman for $7,798 of expenses paid on behalf of the Company and to compensate Mrs. Bauman as to $24,202 for her valuable services.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 7. Management’s Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Global WholeHealth Partners Corporation. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a small company that focuses on selling and developing in-vitro diagnostic products, including rapid diagnostic tests, such as the CoVid-19 Test, 6 minute rapid whole blood Ebola Test, 6 minute whole blood Zika test, 8 minute whole blood rapid TB test and 75 plus other tests more than 40 which are FDA approved.

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

As of June 30, 2020, we had negative working capital of $84,534, a cash balance of $18,157 and inventory balance of $152,147. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year ended June 30, 2020 compared to the year ended June 30, 2019

Revenue and Cost of Revenue

During the Company’s fourth quarter we began shipments of our CoVid-19 Rapid Diagnostic Test which accounted for all of our revenue in fiscal 2020 or $241,624 compared to no revenue in the prior year. We realized a gross profit margin of 37.7% resulting in gross profit of $91,036.

Operating Expenses

	Year Ended June 30,		2020 Compared
	2020	2019	To 2019
Operating expenses:
Professional fees	$61,500	$9,608	$51,942
Research and development	513,003	—	513,003
Selling, general and administrative	82,078	182	81,896
Stock based compensation	3,700,000	24,202	3,675,798
Total operating expenses	$4,356,631	$33,992	$4,322,639

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. Professional fees increased $51,942 compared to the prior year due to increased professional and management fees incurred in furtherance of the Company’s business plan and the administration of the public entity.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to agreements with other third-party providers and certain internal R&D cost allocations when applicable. R&D costs are expensed when incurred. R&D costs increased $513,003 compared to the prior year due to development of the Company’s CoVid-19 rapid test.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. SG&A costs increased $81,896 compared to the prior year due to increases in costs related to sales commissions, rent, transfer agent fees and other general costs in furtherance of the Company’s business plan.

Stock Based Compensation

On May 8, 2020, the Company issued 1,850,000 shares valued at $2.00 as a bonus for prior service, including related party issuances of a) 500,000 shares to Charles Strongo, CEO; and b) 750,000 shares to LionsGate, compared to the issuance of 64,000 shares to Barbara Bauman, former executive officer, valued at $32,000 of which $24,202 was compensation related and the remainder issued as reimbursement for costs paid by Mrs. Bauman on behalf of the Company.

Other Income and (Expense)

	Year Ended June 30,		2020
	2020	2019	compared to 2019
Other income (expense)
Interest expense	$(2,857)	$—	$(2,857)
Gain on forgiveness of liabilities	—	3,125	(3,125)
Accretion of debt discount	(17,075)	—	(17,075)
Total other income (expense)	$(19,932)	$3,125	$(23,057)

“Interest expense” relates to the stated interest of our convertible promissory notes issued in fiscal 2020. “Accretion of debt discount” represents the accretion of the discount applied to those notes as a result of the beneficial conversion feature contained therein. For additional information, see “NOTE 4 – Related Party Transactions” and “NOTE 5 – Convertible Promissory Notes” to our Financial Statements contained in this Form 10-K.

Liquidity and Capital Resources

As of June 30, 2020, our assets consisted of $14,497 in cash, $15,064 in prepaid expenses and other current assets and $152,147 in inventory compared to current liabilities of $241,443. From inception to June 30, 2020, we have incurred an accumulated deficit of $4,748,609. This loss has been incurred through a combination of professional fees, R&D, SG&A and stock based compensation costs to support our plans to develop our business. During the years ended June 30, 2020, the Company had revenue of $241,624 and incurred a loss from operations of $4,356,595, or 656,631 excluding the effects of stock based compensation, compared to a net operating loss of $33,992, or $9,790 excluding the effects of stock based compensation, in fiscal 2019. The increase in the loss is primarily due to the development of our CoVid19 Rapid Test. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. Recently, on On July 13, 2020 and August 3, 2020, the Company entered into Securities Purchase Agreements resulting in the sale of two promissor notes for proceeds of $60,000 and $52,000, respectively. Additionally, on July 22, 2020, Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with EMC2 Capital, LLC pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock. More information related to these financings can be found in the notes to our consolidated financial statements. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we intend to either sell shares pursuant to the Common Stock Purchase Agreement or seek additional debt financing or a combination thereof.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Year Ended June 30,		Increase /
	2020	2019	(Decrease)
Operating activities	$(685,136)	$(182)	$684,954
Investing activities	—	—	—
Financing activities	679,715	20,100	659,615
Net increase (decrease) in cash and cash equivalents	$(5,421)	$19,918	$1,344,569

Operating Activities

Net cash used in operating activities increased $684,954. The Company effectively began meaningful operations in the year ended June 30, 2020 resulting in increased use of cash compared to the prior year with the increase due primarily to increases in inventory, and CoVid19 test kit development in addition to increases in professional fees R&D and SG&A costs.

Investing Activities

The Company had no investing activities during the years ended June 30, 2020 or 2019.

Financing Activities

During the years ended June 30, 2020, the Company received 1) $20,000 upon the sale of 2,000,000 shares of common stock to LionsGate for $0.01 per share; 2) $564,715 from related party notes and advances; and 3) 95,000 from the sale of convertible promissory notes.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements appearing elsewhere in this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global WholeHealth Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global WholeHealth Partners Corporation as of June 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

September 28, 2020

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash	$14,497	$19,918
Prepaid expenses and other current assets	15,064	—
Inventory	152,147	—
Total current assets	181,708	19,918
Total assets	$181,708	$19,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$120,965	$—
Convertible notes payable, net of discount of $25,149	69,851	—
Accounts payable and accrued liabilities	46,321	—
Related party payables	4,306	100
Total current liabilities	241,443	100
Total liabilities	241,443	100

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2020 and 2019	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 59,966,358 and 56,116,358 shares issued and outstanding at June 30, 2020 and 2019, respectively	59,966	56,116
Additional paid-in capital	4,628,908	426,784
Retained deficit	(4,748,609)	(463,082)
Total stockholders' equity (deficit)	(59,735)	19,818
Total liabilities and stockholders' equity (deficit)	$181,708	$19,918

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019

Revenue	$241,624	$—
Cost of revenue	150,588	—
Gross profit	91,036	—

Operating expenses:
Professional fees	61,550	9,608
Research and development	513,003	—
Selling, general and administrative	3,782,078	24,384
Total operating expense	4,356,631	33,992
Loss from operations	(4,265,595)	(33,992)
Other income (expense)
Interest expense	(2,857)	—
Gain on forgiveness of liabilities	—	3,125
Accretion of debt discount	(17,075)	—
Total other income (expense)	(19,932)	3,125
Net loss	$(4,285,527)	$(30,867)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	57,804,167	5,892,840

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2018	52,358	$52	$430,748	$(432,215)	$(1,415)

Paid-in-capital to Global Private	—	—	20,100	—	20,100
Stock issued pursuant to Stock Purchase and Sale Agreement	56,000,000	56,000	(56,000)	—	—
Stock issued for liabilities and services	64,000	64	31,936	—	32,000
Net loss for the year ended June 30, 2019	—	—	—	(30,867)	(30,867)
Balance, June 30, 2019	56,116,358	56,116	426,784	(463,082)	19,818

Common stock issued to related party for cash at $0.01 per share	2,000,000	2,000	18,000	—	20,000
Issuance of common stock for services	1,850,000	1,850	3,698,150	—	3,700,000
Forgiveness of related party advances	—	—	443,750	—	443,750
Discount on convertible promissory notes due to beneficial conversion feature	—	—	42,224	—	42,224
Net loss for the year ended June 30, 2020	—	—	—	(4,285,527)	(4,285,527)
Balance, June 30, 2020	59,966,358	$59,966	$4,628,908	$(4,748,609)	$(59,735)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,285,527)	$(30,867)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for services	3,700,000	24,202
Common stock issued for debt settlement	—	7,798
Accretion of debt discount	17,075	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,064)	—
Inventory	(152,147)	—
Accounts payable and accrued expenses	46,321	(1,315)
Related party payables	4,206	—
Net cash flows from operating activities	(685,136)	(182)

Cash flows from financing activities
Proceeds from sale of common stock	20,000	20,100
Proceeds from related party note, net	120,965	—
Proceeds from convertible notes	95,000	—
Proceeds from related party advances	443,750	—
Net cash flows from financing activities	679,715	20,100

Change in cash	(5,421)	19,918

Cash at beginning of period	19,918	—

Cash at end of period	$14,497	$19,918

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

NOTE 1 – Organization and Going Concern

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

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $685,136 for the year ended June 30, 2020 and has an accumulated deficit of $4,748,609 from inception through June 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose.

Revenue Recognition

The Company recognizes revenue from operations through the sale of products. Product revenue is comprised of the sale of consumables. To date, all products sold have been fully paid for in advance of shipment.

Revenue is recognized when control of products and services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive from the customer in exchange for those products and services. This process involves identifying the contract with the customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, if applicable, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Invoicing typically occurs prior to shipment and the term between invoicing and when payment is due is not significant.

Revenue is recorded net of discounts, and sales taxes collected on behalf of governmental authorities. Sales commissions are recorded as selling and marketing expenses when incurred.

The Company records any payments received from customers prior to the Company fulfilling its performance obligation(s) as deferred revenue.

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash. The Company’s policy is to place its cash in high quality financial institutions. The Company does not believe significant credit risk exists with respect to these institutions.

Significant Customers

The Company had three customers that represented 87.6% of revenue (59.6%, 17.4% and 10.6%) for the year ended June 30, 2020

Leases

The Company recognizes leases with a term of greater than a year on the balance sheet by recording right-of-use assets and lease liabilities. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. The Company’s lease consists of an operating lease for office space. The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market based pricing models incorporating readily available prices and or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) that requires judgment and estimates.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 820 and ASC 825 for disclosure and measurement of the fair value of its financial instruments. FASB ASC 820 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by ASC 820 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and notes payable approximate their fair value due to their short-term nature.

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

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Net Income (Loss) Per Share

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible notes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year Ended June 30, 2020	Year Ended June 30, 2019
Convertible promissory notes	10,727	—

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development. The Company expenses all research and development costs in the period incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values.

Recent Accounting Pronouncements

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statement and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019. The adoption of this standard had no impact on the Company’s consolidated financial statements due to the Company’s leases being for periods of one year or less.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have a material accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2017-11 effective July 1, 2019. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company adopted ASU 2018-07 effective July 1, 2019. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

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

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 59,966,358 and 56,116,358 shares were issued and outstanding as of March 31, 2020 and June 30, 2019, respectively. During the year ended August 31, 2020, the number of shares increased by 3,850,000 as a result of the Company selling 2,000,000 shares at $0.01 per share to LionsGate in exchange for cash of $20,000 and on the May 8, 2020, issuance 1,850,000 shares valued at $2.00 as a bonus for prior service, including related party issuances of a) 500,000 shares to Charles Strongo, CEO; and b) 750,000 shares to LionsGate.

NOTE 4 – Related Party Transactions

During the year ended June 30, 2020, the Company received $20,000 upon the sale of 2,000,000 shares of common stock to LionsGate for $0.01 per share.

From time-to-time the Company receives shareholder advances to cover operating costs. During the year ended June 30, 2020, LionsGate provided advances totaling $564,715 which was used to pay professional fees of $57,000, general costs of $29,965 and research studies for the development of CoVid-19 related tests of $477,750. On March 30, 2020, LionsGate forgave $443,750. See Related Party Note below for additional information.

The Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies in validation of the Company’s CoVid-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During fiscal 2020 the Company paid a total of $511,056 to Pan Probe, including $465,250 directly from LionsGate as part of the amounts described above

Related Party Note

On March 29, 2020, the Company issued a Promissory Note (the “Note”) to LionsGate in the amount of $506,625 which was equivalent to the advances made to the Company up to March 29, 2020. On March 30, 2020, LionsGate decided it would be in the best interests of the Company to forgive the portion of the Note related to testing costs which totaled $443,750 as of March 30, 2020. As a result, the Company recognized an increase to additional paid-in capital of $443,750 leaving a Note balance of $62,875. During the three months ended June 30, 2020, LionsGate made payments totaling $58,090 on behalf of the Company with said funds added to the balance of the Note bringing the note balance to $120,965. The Note was amended on June 30, 2020 (“Note Amendment”). Pursuant to the Note and Note Amendment, the terms provide for total funding of up to $585,000 or an additional $78,375 as of March 30, 2020 or an additional $20,285 as of June 30, 2020. The Note bears interest at the rate of 5% per annum and the principal and interest is due and payable in full on June 30, 2021 (the “Maturity Date”). If not paid by the Maturity Date, a 5% penalty will be added to the Note and the term will extend for an additional 90 days.

During the year ended June 30, 2020, the Company recognized $1,316 of interest expense related to the Note.

The Note was issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

NOTE 5 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, mature in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Vista Note and is being accreted over the term of the Vista Note.

During the year ended June 30, 2020, the Company recognized $1,541 of interest expense and $17,075 of accretion related to the Convertible Notes.

NOTE 6 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$166,545	$42,336
Statutory tax rate	21%	21%
Total deferred tax assets	34,974	8,891
Less: valuation allowance	(34,974)	(8,891)
Net deferred tax asset	$—	$—

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Federal Statutory Rate	$899,961	$6,482
Nondeductible expenses	(873,877)	(5,082)
Change in allowance on deferred tax assets	26,084	1,400
	$—	$—

The net increase in the valuation allowance for deferred tax assets was $26,084 and $1,400 for the years ended June 30, 2020 and 2019, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at June 30, 2020 available to offset future federal taxable income, if any, of $166,545. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2017 through 2019 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2020 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On July 13, 2020 and August 3, 2020, the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs") Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020 and August 3, 2020 for principal amounts of $63,000 and $55,000, respectively (the "Geneva CPNs"). Pursunt to the terms of the Geneva CPNs, the Company received net proceeds of $60,000 and $52,000 (each notes proceeds were net of $3,000 in legal fees). The Geneva CPNs mature in one year, accrue interest of 10% and, after 180 days, are convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Geneva has agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represent a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs also provide for penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

On July 22, 2020, Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock, at a purchase price as defined in the Common Stock Purchase Agreement. The Registration Rights Agreement was an inducement to EMC2 Capital to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. No shares have been sold to and purchased by EMC2 Capital as of the date of this report.

Concurrently with the July 22, 2020 Common Stock Purchase Agreement, the Company entered into a Common Stock Purchase Warrant with EMC2 Capital (the “EMC2 Warrant”) to subscribe for a purchase from the Company up to Two Million (2,000,000) shares of the Company’s Common Stock. The EMC2 Warrant has an initial exercise price of $1.59, the closing price of our common stock on July 22, 2020, is non-cancellable, vests upon issuance and expires on the fifth anniversary of the EMC2 Warrant date of issuance.

The foregoing Geneva SPA, Geneva CPNs and EMC2 SPA were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

On July 9, 2020 and July 31, 2020, the Company received $50,000 and $40,000, respectively, from Dr. Scott Ford, Director, in exchange for restricted common stock at a price of $2.00 per share.

On July 10, 2020, the Company made a payment to LG of $60,000 in partial payment of the Note.

On August 6, 2020, the Company made a payment to LG of $50,000 in partial payment of the Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2020, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of June 30, 2020.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this report. We have a Board comprised of two members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
Charles Strongo	56	CEO, Chairman and Secretary	August 1, 2019
Richard Johnson	86	CFO, Treasurer and Director	August 1, 2019
Rene Alvarez	82	COO, President, Director	August 1, 2019
Dr. Scott Ford	67	Director	August 1, 2019
Dr. Shuijie Cui	56	Chief Science Officer and Director	August 1, 2019
Wolfgang Groeters	85	Director	August 1, 2019

Former Officers and Directors

Joseph Acaro, CEO, President and Director from March 9, 2019 to May 6, 2019.

Barbara Bauman was appointed Custodian of the Company on February 27, 2019 by the Clark County District Court of Nevada. Mrs. Bauman was appointed President, Secretary, Treasurer and Director on February 27, 2019 and resigned as President on March 9, 2019 but maintained her positions as Secretary, Treasurer and Director until May 6, 2019.

Sara P. Gonzales, CEO, President, Secretary, Treasurer and Director since May 6, 2019 through August 1, 2019 resigned all position except for Secretary on August 1, 2019 maintaining the position of Secretary.

Lai Kah Yin became the Sole officer (President, Treasurer and Secretary) and sole Director on April 30, 2017 upon the resignation of by Seng Kok Wan of Malaysia from the position of sole officer and sole Director. Lai Kah Yin was effectively replaced as a result of the custodianship granted by the Nevada Courts on February 27, 2019.

Sara Gonzales, Secretary from May 6, 2019 to April 15, 2020. On April 15, 2020, the Company’s Board of Directors accepted the resignation letter dated January 1, 2020 from Sarah Gonzales as the Company’s Secretary. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices and on April 15, 2020 was officially accepted by the Company’s Board of Directors To fill the vacancy created by Ms. Gonzales’ resignation, the Company’s Board of Directors appointed Charles Strongo as the Company’s Secretary.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Charles Strongo, MBA. Mr. Strongo currently serves as the Company’s CEO and Chairman since August 1, 2019 and as Secretary as of April 15, 2020. Mr. Strongo has 30 years’ experience in business management and operations with a proven track record of increasing profitability in the health care industry and particularly in the in-vitro diagnostic industry. Mr. Strongo has been in the in vitro diagnostic business for the past Twenty-Four years, having begun in 1995, the beginning of the “over-the counter” in-vitro diagnostic industry and has managed annual budgets exceeding $500 million. Mr. Strongo has served as President and Chief Executive Officer of EarlyDETECT, Inc. (EDI) since March, 2004. He was a member of the EDI Board of Directors from June 2002 until June 2009. Prior to that, Mr. Strongo served as the Chief Financial Officer for two years. Mr Strongo has owned and operated his own successful FDA Approved diagnostic manufacturing facility. Mr. Strongo has a comprehensive knowledge of ISO and FDA regulations and has prepared several companies for the ISO inspections. Mr. Strongo has filed more than twenty FDA 510K filings; he has also worked on countless pharmaceutical filings. Mr. Strongo has prepared several companies for FDA inspections, under FDA regulatory GMP guidelines. Mr. Strongo has cleared companies for ISO 13485 CDM in less than 6 months, a process that usually takes a year. Mr. Strongo’s dynamic personality, keen understanding and extensive professional expertise, have enabled Mr. Strongo to increase profitability for multiple companies domestically and internationally. Mr. Strongo established businesses in foreign countries, including Canada, Brazil, China, South Africa, Russia, Taiwan, Mexico, Malaysia, Thailand, and the Philippines. Mr. Strongo holds a BA/MBA in Business Management from National University.

Richard Johnson. Mr. Johnson currently serves as the Company’s CFO and Director since August 1, 2019. Mr. Johnson brings a wealth of experience at the senior executive levels in the areas of Corporate Finance, Business Planning & Operations, R&D and Administration. His considerable strengths in the areas of Finance and Corporate Administration will greatly assist the Company as it advances towards production. Mr. Johnson’s enviable record of achievements at the executive level includes, CFO at Early Detect Inc. where he supervised the financial activities of the Company and its subsidiaries over a span of 4.5 years. Previously, he held positions of Chief Financial Officer, General Manager and Director in industry and also was a Senior Management and Finance Consultant to the manufacturing, retail, agriculture and service industries for fifteen years as well as Program Control Director and Management Consultant with a major international Engineering and Construction Corporation. Early in his career, Mr. Johnson spent eleven years with the U.S. Department of Energy, Las Vegas, where he had the responsibilities of financial analysis, budgeting and Safety analysis in the areas of nuclear explosives internationally. Since 2010, Mr. Johnson has served as Chief Financial Officer and Director of WholeHealth Products, Inc. and Chief Financial Officer of Arizona Gold and Onyx Mining Co.

Rene Alvarez. Mr. Alvarez currently serves as the Company’s COO/President as of May 8/2020 and Director since August 1, 2019. Mr. Alvarez is a graduate of Canisius College (BS in Accounting) and earned a law degree at the State University of New York at Buffalo (LLB and JD degrees). He was admitted to the New York State Bar Association in 1969. Mr. Alvarez also spent two years in the U.S. Army where he attained the rank of Captain and earned the Bronze Star while serving in Viet Nam. After fulfilling his military service, he joined Ford Motor Company in 1969 where he held various key executive positions including Senior Vice President of a Ford subsidiary from which he retired in 1999. After retiring, Mr. Alvarez joined LA Fitness International, LLC as Corporate Vice President until he once again retired in June of 2011. Mr. Alvarez also served as Chairman of the Board of L. L. Knickerbocker Company, a major marketing and distribution source for celebrity products and currently serves on the Boards of Planet Electric, Inc., Whole Health Product, Inc., Las Vegas Cares, and Nevco Co. Mr. Alvarez resides in Newport Beach, California with his wife and two children.

Dr. Scott Ford. Dr. Ford practiced general dentistry for over 39 years retiring in 2016. Dr. Ford taught at USC Dental School as a clinical instructor, part-time for over 7 years both in Emergency Dentistry and Restorative Dentistry. Dr. Ford was a co-founder of Rowpar Pharmaceuticals, a privately held dental products corporation and manufacturer of ClōSYS® oral health products. Dr. Ford received his BA in Biology from UC San Diego in 1975 and DDS degree from University of Southern California School Of Dentistry in 1971.

Shuijie Cui. Mr. Ciu served as a post doctorate Fellow in the Ob/Gyn and Reproductive Biology department of The University of Texas Medical School at Houston. Mr. Cui also served as a post doctorate Fellow in the Division of Laboratory Medicine, M.D. Anderson Cancer Center at The University of Texas, Houston. Dr. Cui is known as the father of Strep A Tests. Dr. Cui worked with the Chinese Government on the testing and vaccine for SARS. Dr.

Wolfgang Groeters. Mr. Groeters’ brings several decades of experience in health care and diagnostics and had worked as an engineer for Medtronic's, Bentley Labs, Edward Science and others. Wolfgang has a strong understanding of the health care industry in specialty items.

       All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Rene Alvarez, Dr. Scott Ford and Wolfgang Groeters are independent from our management and qualify as an “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have two executive officers and six directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer who is also the Chairman of the Board and five other Directors of which three are independent — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be separated based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended June 30, 2020, the Board held a total of six (6) meetings. All members of the Board attended all Board meetings. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting of shareholders during the fiscal years ended June 30, 2020 and 2019.

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Global WholeHealth Partners Corporation, Attention: Charles Strongo, 2227 Avenida Oliva, San Clemente, CA, 92673. The Board will review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal years ended June 30, 2020 and 2019:

Name and Principal Position	Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles Strongo (2) CEO, Chairman and Secretary	2020	—	—	—	—	—	—
Richard Johnson (2) CFO, Treasurer and Director	2020	—	—	—	—	—	—
Rene Alvarez COO, President and Director	2020	—	—	—	—	—	—
Dr. Shuijie Cui Chief Science Officer and Director	2020	—	—	—	—	—	—
Joseph Arcaro (1) Former CEO, President and Director	2019	—	—	—	—	—	—
Sara P. Gonzales (2) (3) Former CEO, President, Treasurer and Secretary	2019	—	—	—	—	—	—
Barbara Bauman (3) Former Treasurer, Secretary and Director	2019	—	—	—	—	—	—
Lai Kah Yin (4) Former CEO, President, Treasurer, Secretary and Director	2018 and 2019	—	—	—	—	—	—

(1) Mr. Arcaro was appointed as CEO, President and Director on March 9, 2019. Mr. Arcaro did not earn and was not paid any compensation for the year ended June 30, 2019. Mr. Arcaro resigned all positions on May 6, 2019.

(2) Sara Gonzales was appointed as CEO, President, Treasurer, Secretary and Director on May 6, 2019. Sara Gonzales did not earn and was not paid any compensation for the year ended June 30, 2019. Sara Gonzales resigned all positions on August 1, 2019 except as Secretary which position she resigned from on April 15, 2020 and Mr. Strongo assumed. In her place, on August 1, 2019, the Company appointed Charles Strongo to serve as the Company’s CEO, President and Chairman and Richard Johnson to serve as the Company’s CFO, Treasurer and Director.

(3) Barbara Bauman was appointed Custodian of the Company on February 27, 2019 by the Clark County District Court of Nevada. Mrs. Bauman was appointed President, Secretary, Treasurer and Director on February 27, 2019. Mrs. Bauman resigned as President on March 9, 2019 but maintained her positions as Secretary, Treasurer and Director until May 6, 2019. Mrs. Bauman did not earn and was not paid any compensation for the year ended June 30, 2019.

(4) Lai Kah Yin became the Sole officer (President, Treasurer and Secretary) and sole Director on April 30, 2017 upon the resignation of by Seng Kok Wan of Malaysia from the position of sole officer and sole Director. Mr. Wan originally became CEO, President, Treasurer, Secretary and Director on April 30, 2015 as a result of his purchase of 57.31%, or 30,000 shares of the Company’s common stock from the prior CEO, Robert Schwarz. Lai Kah Yin did not earn and was not paid any compensation for the year ended June 30, 2019.

Employment Agreements

We currently have no employment agreements in place.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

We have provided no compensation to our directors for their services provided as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Charles Strongo	8,825,531	14.72%
Richard Johnson	4,040,000	6.74%
Rene Alvarez	7,133,268	11.90%
Dr. Scott Ford	674,834	1.13%
Dr. Shuijie Cui	2,775,000	4.63%
Wolfgang Groeters	2,030,000	3.39%
All Directors and Officers as a Group	25,478,633	42.49%

5% shareholders
Linosgate Funding Group	5,907,161	9.85%
Charles Strongo	8,825,531	14.72%
Richard Johnson	4,040,000	6.74%
Rene Alvarez	7,133,268	11.90%
Dr. Scott Ford	674,834	1.13%
5% shareholders as a group	26,580,794	44.33%
Total Directors and Officers and 5% Shareholders	31,385,794	52.34%

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 3651 Lindell Road, Suite D410, Las Vegas, NV 89103

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 56,116,358 shares of common stock issued and outstanding on a fully diluted basis as of August 21, 2019. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. All the share amounts listed represent common stock held. No derivatives are outstanding as the hate hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company currently has no related party transactions that meet the thresholds defined in Regulation S-K 229.404.

We expect that our board will adopt a written policy for the review of related party transactions. For purposes of the policy, a related party transaction will include transactions in which (1) the amount involved in any consecutive 12-month period is more than the lesser of (i) $120,000 or (ii) one percent of the Company’s average total assets at year-end in the prior two completed fiscal years, (2) the Company is a participant, and (3) any related party has a direct or indirect material interest. The policy is expected to define a “related party” to include directors, nominees for director, executive officers, beneficial owners of more than 5% of the Company’s outstanding common stock and their respective immediate family members. Pursuant to the policy, all related party transactions must be approved by the Company’s board of directors or, in the event of an inadvertent failure to bring the transaction to the board, ratified by the board. In the event that a member of the board has an interest in a related party transaction, the transaction must be approved or ratified by the disinterested members of the board. In deciding whether to approve or ratify a related party transaction, the board will consider the following factors:

●	whether the terms of the transaction are (1) fair to the Company and (2) at least as favorable to the Company as would apply if the transaction did not involve a related party;
●	whether there are demonstrable business reasons for the Company to enter into the transaction;
●	whether the transaction would impair the independence of an outside director under the Company’s director independence standards; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the related party, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the committee deems relevant.

Independent Directors

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, our Board has affirmatively determined that three of our six directors, including Rene Alvarez, Dr. Scott Ford and Wolfgang Groeters, qualify as “independent” directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BFBorgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended June 30, 2020 and 2019. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our auditors, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Principle Accounting Fees and Services

Audit Fees

We have incurred fees totalling $54,500 and $10,000 for professional services related to the audit of our financial statements for the fiscal years ended June 30, 2020 and 2019, respectively.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended June 30, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm;
  Balance Sheets as of June 30, 2020 and 2019;
  Statements of Operations for the years ended June 30, 2020 and 2019;
  Statements of Stockholders’ Deficit for the years ended June 30, 2020 and 2019;
  Statements of Cash Flows for the years ended June 30, 2020 and 2019; and
  Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global WholeHealth Partners Corporation

(Registrant)

September 28, 2020

By: /s/ Charles Strongo

Charles Strongo

Chief Executive Officer and Director

(Principal Executive Officer)

September 28, 2020

By: /s/ Richard Johnson

Richard Johnson

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer))

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Strongo Charles Strongo	Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2020

/s/ Richard johnson Richard Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2020

/s/ Dr. Shuijie Cui Dr. Shuijie Cui	Chief Science Officer and Director	September 28, 2020

/s/ Rene Alvarez Rene Alvarez	Director	September 28, 2020

/s/ Dr. Scott Ford Dr. Scott Ford	Director	September 28, 2020

/s/ Wolfgang Groeters Wolfgang Groeters	Director	September 28, 2020

Exhibit Index

Exhibit No	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038-P
3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.3	Certificate of Change dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.4	Certificate of Amendment dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.5	Certificate of Change dated August 30, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)
4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.6*	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020
4.7*	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020
4.8*	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020
4.9*	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3*	Form of convertible promissory Note dated April 18, 2020
99.1	Acknowledgement Letter from the FDA dated March 15, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
99.2	Acknowledgement Letter from the FDA dated April 6, 2020 (Incorporated by reference to the Form 8-K filed on April 10, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

§ Management contract or compensatory plan.

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

