Form 10-Q
period 2020-09-30
Global Wholehealth Partners Corp
filed 2020-11-12
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,966,358 shares of common stock, par value $0.001, were outstanding on November 12, 2020.

2

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash	$132,614	$14,497
Prepaid expenses and other current assets	2,551	15,064
Inventory	214,603	152,147
Total current assets	349,768	181,708

Equipment, net of accumulated depreciation of $194	3,311	—
Total assets	$353,079	$181,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$36,875	$120,965
Convertible notes payable, net of discount of $116,930	149,070	69,851
Accounts payable and accrued liabilities	8,356	46,321
Related party payables	1,845	4,306
Total current liabilities	196,146	241,443
Total liabilities	196,146	241,443

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2020 and June 30, 2020	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 59,966,358 shares issued and outstanding at September 30, 2020 and June 30, 2020	59,966	59,966
Additional paid-in capital	4,752,739	4,628,908
Common stock payable	340,000
Retained deficit	(4,995,772)	(4,748,609)
Total stockholders' equity (deficit)	156,933	(59,735)
Total liabilities and stockholders' equity (deficit)	$353,079	$181,708

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2020	2019

Revenue	$15,385	$—
Cost of revenue	10,544	—
Gross profit	4,841	—

Operating expenses:
Professional fees	33,775	14,500
Research and development - related party	138,310	—
Research and development	700	—
Selling, general and administrative - related party	7,653	—
Selling, general and administrative	25,610	4,298
Total operating expense	206,048	18,798
Loss from operations	(201,207)	(18,798)
Other income (expense)
Interest expense	(4,906)	—
Accretion of debt discount	(41,050)	—
Total other income (expense)	(45,956)	—
Net loss	$(247,163)	$(18,798)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	59,979,728	56,116,358

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$—	$(4,748,609)	$(59,735)
Common stock issued for cash	—	—	—	340,000	—	340,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	123,831	—	—	123,831
Net loss for the three months ended September 30, 2020	—	—	—	—	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	$59,966	$4,752,739	$340,000	$(4,995,772)	$156,933

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
BALANCE JULY 1, 2019	56,116,358	$56,116	$426,784	—	$(463,082)	$19,818

Net loss for the three months ended September 30, 2019	—	—	—	—	(18,798)	(18,798)
Balance, September 30, 2019	56,116,358	$56,116	$426,784	$—	$(481,880)	$1,020

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(247,163)	$(18,798)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	194	—
Accretion of debt discount	41,050	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	12,513	—
(Increase) decrease in inventory	(62,456)	(20,085)
Increase (decrease) in accounts payable and accrued expenses	(37,965)	4,585
Increase (decrease) related party payables	(961)	14,500
Net cash flows from operating activities	(294,788)	(19,798)

Cash flows used in investing activity
Purchase of equipment	(3,505)	—
Net cash flows used in investing activity	(3,505)	—

Cash flows from financing activities
Proceeds from sale of common stock	340,000	—
Proceeds from convertible promissory notes	162,000	—
Proceeds from related party note, net	24,410	—
Payments of related party note	(110,000)	—
Net cash flows from financing activities	416,410	—

Change in cash	118,117	(19,798)

Cash at beginning of period	14,497	19,918

Cash at end of period	$132,614	$120

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

NOTE 1 – Organization, Basis of Presentation and Going Concern

Organization

Global WholeHealth Partners Corporation was incorporated on March 7, 2013 in the State of Nevada. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation. The Company’s ticker symbol changed to GWHP.

The Company sells and develop in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 Test, 6 minute rapid whole blood Ebola Test, 6 minute whole blood Zika test, 8 minute whole blood rapid TB test and over 75 other tests.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Global WholeHealth Partners Corporation and Subsidiary (the “Company”) as of September 30, 2020, and for the three months ended September 30, 2020 and 2019, include the accounts of the Company and its wholly-owned and controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September, 2020, results of operations for the three months ended September 30, 2020 and 2019, and stockholders’ equity and cash flows for the three months ended September 30, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Risks and Uncertainties

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. Our employees are working remotely and using various technologies to perform their functions. In reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

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

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $294,788 for the three months ended September 30, 2020 and has an accumulated deficit of $4,995,772 from inception through September 30, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

NOTE 2 – Significant Accounting Policies

New Accounting Pronouncements Not Yet Adopted

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Recently Adopted

None.

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

Inventory

Inventory is comprised of finished goods and stated at the lower of cost or net realizable value. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose.

Equipment

Fixed assets are carried at cost, less accumulated depreciation. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in that period.

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Computer equipment and software	3 years
Equipment, furniture and fixtures	5 years

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

The Company had five customers that represented 91.1% of revenue (20.8%, 20.2%, 19.0%, 17.3% and 13.8%) for the three months ended September 30, 2020.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	September 30,
	2020	2019
Convertible promissory notes	271,849	10,727

NOTE 3 – Equipment

Equipment consists of the following:

	September 30,	June 30,
	2020	2019
Computers, office equipment and software	$3,505	$—
Total equipment	3,505	—
Accumulated depreciation	(194)	—
Equipment, net	$3,311	$—

During the three months ended September 30, 2020, the Company purchased $3,505 of computer equipment. During the three months ended September 30, 2020, the Company recognized depreciation expense of $194.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 59,966,358 shares were issued and outstanding as of September 30, 2020 and June 30, 2020.

On July 9, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 45,000 shares of common stock at a price of $2.00 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC.

On September 24, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 shares of common stock at a price of $1.14 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the "Commitment Shares") and a warrant to purchase up ro two million (2,000,000) shares of common stock (the “Commitment Warrant”). Additionally, the Company agreed to file a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. The right of the Company to sell Purchase Shares to EMC2 Capital is dependent on the Company satisfying certain conditions, including notice of effectivness of the shelf registration statement registering the Purchase Shares, issuance of the Commitment Shares and Commitment Warrant. As of the date of this quarterly report, the Company has not filed a registration statement registering the Puchase Shares. The company is currently in negotiations with EMC2 Capital to modify or cancel the EMC2 SPA in order to better align the financing needs of the Company with the terms of the EMC2 SPA.

NOTE 5 – Related Party Transactions

On July 9, 2020 and September 24, 2020, the Company and Dr. Scott Ford entered into a subscription agreement for the purchase of restricted common stock resulting in the payment of $340,000 to the Company, See “Note 3 – Stockholders’ Equity” above for additional information.

From time-to-time the Company receives shareholder advances to cover operating costs. During the three months ended September 30, 2020, LionsGate provided advances totaling $24,110 which was used to pay professional fees and general costs. See Related Party Note below for additional information.

The Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies in validation of the Company’s COVID-19 tests. Additionally, the Company is renting space at Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month and which was prepaid in full in April 2020. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three months ended September 30, 2020 the Company paid a total of $135,000 to Pan Probe and recognized $7,653 of rent expense.

Related Party Note

On March 29, 2020, the Company issued a Promissory Note (the “Note”) to LionsGate in the amount of $506,625 which was equivalent to the advances made to the Company up to March 29, 2020. On March 30, 2020, LionsGate decided it would be in the best interests of the Company to forgive the portion of the Note related to testing costs which totaled $443,750 as of March 30, 2020. As a result, the Company recognized an increase to additional paid-in capital of $443,750 leaving a Note balance of $62,875. During the three months ended June 30, 2020, LionsGate made payments totaling $58,090 on behalf of the Company with said funds added to the balance of the Note bringing the note balance to $120,965. The Note was amended on June 30, 2020 (“Note Amendment”). Pursuant to the Note and Note Amendment, the terms provide for total funding of up to $585,000. During the three months ended September 30, 2020, 1) LionsGate made payments totaling $24,410 on behalf of the Company with said funds added to the balance of the Note; and 2) the Company made payments against the Note totaling $110,000 resulting in a Note balance of $36,875. The Note bears interest at the rate of 5% per annum and the principal and interest is due and payable in full on June 30, 2021 (the “Maturity Date”). If not paid by the Maturity Date, a 5% penalty will be added to the Note and the term will extend for an additional 90 days.

During the three months ended September 30, 2020, the Company recognized $411 of interest expense related to the Note.

NOTE 6 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, mature in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and is being accreted over the term of the Convertible Notes.

On July 13, 2020 and August 3, 2020 and September 8, 2020, the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs") Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020 and August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the "Geneva CPNs"). Pursunt to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note was funded net of $3,000 in legal fees). The Geneva CPNs mature in one year, accrue interest of 10% and, after 180 days, are convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. Geneva has agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represent a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs also provide for penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

The debt discount attributable to the fair value of the beneficial conversion feature contained in the Geneva CPNs amounted to $123,831 and is being accreted over the term of the Geneva CPNs.

During the three months ended September 30, 2020, the Company recognized $4,495 of interest expense and $41,050 of accretion related to the Convertible Notes and Geneva CPNs.

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2020 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Our Business

We sell and develop in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 test, 6 minute rapid whole blood Ebola test, 6 minute whole blood Zika test, 8 minute whole blood rapid TB test and over 75 other tests more than 40 which are FDA approved.

The Company was founded to develop, manufacture and market in-vitro diagnostic (“IVD”) tests for over-the-counter (“OTC” or consumer), or consumer-use and point-of-care (“POC” or professional) which includes hospitals, physicians’ offices and medical clinics, including those within penal systems throughout the US and abroad. The Company currently markets a range of diagnostic test kits for consumer use through OTC sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known POC, in the United States. These test kits are known as in-vitro diagnostic test kits or IVD products.

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

All of the products we sell are manufactured in a U.S. Food and Drug Administration (“FDA”) Approved Facility in the USA. An FDA Approved facility is a facility that meets Good Manufacturing Practices (“GMP”) with the FDA.

The products we sell which are not FDA approved to sell in the US are for export only.

COVID-19 Activities

In response to the novel strain of coronavirus (“COVID-19”) pandemic, in early January 2020, the Company set out to test and perform the studies necessary to develop a Rapid Diagnostic Test (“RDT”) and Real Time Polymerase Chain Reaction Test (“RT-PCR”). During the quarter ended March 31, 2020, the Company completed the testing necessary to develop both the RDT and RT-PCR tests. RDT test results are available in 10 minutes with an overall accuracy rate of 98%. The RT-PCR test looks for the E-Gene and RdRq-Gene markers and has proven to be 97% accurate. The test is able to be processed in any PCR machine and each test kit includes the required reagents.

On March 15, 2020, the Company received an Acknowledgment Letter from the FDA that the Center for Devices and Radiological Health of the FDA has received the Company’s Emergency Use Approval for the Real Time PCR Test. The Company’s submission has been assigned the unique document control number PEUA200084.

On April 6, 2020, the Company received an Acknowledgment Letter from the FDA that the Center for Devices and Radiological Health of the FDA has received the Company’s Rapid Diagnostic IgG/IgM 10 minute Rapid test application. The Rapid Diagnostic IgG/IgM 10 minute Rapid test requires no machine. The Company’s submission has been assigned the unique document control number EUA200181.

On May 22, 2020, the Company received a Letter of Authorization from 1drop Inc. which authorizes the Company to sell 1drop Inc.’s 1copy TM COVID-19 qPCR Multi Kit, which has received Emergency Use Authorization from the FDA.

On August 3, 2020, the Company received a Letter of Authorization from Healgen Scientific Limited which authorizes the Company to sell Healgen Scientific Limited’s SARS-COV-2 IgG/IgM Antibody Whole Blood, Serum and Plasma. As of May 29, 2020, Healgen Scientific Limited has received Emergency Use Authorization for the Healgen COVID-19 IgG/IgM rapid test cassette (WB/S/P) from the FDA.

On September 14, 2020, the Company received an Acknowledgment Letter from the FDA that the Center for Devices and Radiological Health of the FDA has received the Company’s Global Rapid Antigen Test application. The Company’s submission has been assigned the unique document control number PEUA201789.

COVID-19

In late 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak has resulted in government authorities in the United States and around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, social distancing, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. While some of these measures were relaxed or rolled back, we continue to monitor the situation as various government authorities have begun to pause the relaxation of restrictions or re-implement or modify certain restrictive measures.

Results of Operations

Three months ended September 30, 2020 compared with the three months ended September 30, 2019

Operating Expenses

A summary of our operating expense for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Increase/
	2020	2019	(Decrease)
Operating expenses:
Professional fees	$33,775	$14,500	$19,275
Research and development	139,010	—	139,010
Selling, general and administrative	33,263	4,298	28,965
Total operating expenses	$206,048	$18,798	$187,250

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three and nine months ended September 30, 2020 compared to the three months ended September 30, 2019, professional fees increased $19,275. The increase was due to increased professional and management fees incurred in furtherance of the Company’s business plan and the administration of the public entity.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to agreements with other third-party providers and certain internal R&D cost allocations when applicable. R&D costs are expensed when incurred. During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, R&D costs increased $139,010 as a result of a study costs related to COVID-19 rapid diagnostic tests we plan to sell in the future.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, SG&A increased $28,965. The increase was due to increased cost incurred for rent, customer samples and the administration of the public entity.

Other Income and (Expense)

Other expense increased $45,956 as a result of interest on debt and accretion of the debt discount related to the beneficial conversion feature contained in certain debt securities.

 Liquidity and Capital Resources

As of September 30, 2020, our assets consisted of $132,614 in cash, $214,603 in inventory and $2,551 of prepaid rent, compared to current liabilities of $196,146. From inception to September 30, 2020, we have incurred an accumulated deficit of $4,995,772. This loss has been incurred through a combination of professional fees, R&D and SG&A costs to support our plans to develop our business and includes $3,700,000 of expense related to the issuance of 1.85 million shares in exchange for services. During the three months ended September 30, 2020, the Company had revenue of $15,385, gross profit of $4,841 and incurred a loss from operations of $201,207. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we are currently pursuing additional funds through equity or debt financing or a combination thereof. The Company currently has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Three Months Ended September 30,		Increase /
	2020	2019	(Decrease)
Operating activities	$(294,788)	$(19,798)	$(274,990)
Investing activities	(3,505)	—	(3,505)
Financing activities	416,410	—	416,410
Net increase (decrease) in cash and cash equivalents	$118,117	$(19,798)	$137,915

Operating Activities

Net cash used in operating activities increased $274,990 primarily due to increases in professional fees and SG&A costs.

Investing Activities

Net cash used in investing activities increased $3,505 due to the purchase of computer equipment.

Financing Activities

During the three months ended September 30, 2020, the Company received $340,000 upon the sale of 264,298 shares of common stock to Dr. Scott Ford, Director, $162,000 from the sale of convertible promissory notes, and $24,410 from advances under a related party. The Company made payments totaling $110,000 in repayment towards the related party note due to LionsGate.

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

New Accounting Standards to be Adopted Subsequent to September 30, 2020

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

Related Party Transactions

For a discussion of our Related Party Transactions, refer to “Note 5 - Related Party Transactions” to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

COVID-19 Pandemic Impact and Risk

At this time, it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements. Should the COVID-19 pandemic continue, it may adversely affect the Company’s ability to (i) retain employees and consultants; (ii) obtain additional financing on terms acceptable to the Company, if at all; (iii) delay regulatory submissions and approvals; (iv) delay, limit or preclude the Company from securing manufacturing sites or partnerships; (v) delay, limit or preclude the Company from achieving technology or product development goals, milestones, or objectives; and (vi) preclude or delay entry into joint venture or partnership arrangements. The occurrence of any one or more of such events may affect the Company’s ability to execute on its business plan.

The Company’s priority and commitment is to the health and security of its team members, their families and its partners through this unprecedented event.

Item 6. Exhibits

Exhibit No	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038-P (Incorporated by reference to Form 10 filed on December 19, 2019)
3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.3	Certificate of Change dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.4	Certificate of Amendment dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.5	Certificate of Change dated August 30, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)
4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.6

Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)

4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

Global WholeHealth Partners Corp.

By: /S/ Charles Strongo

Charles Strongo

Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)

Date: November 12, 2020

