Form 10-Q
period 2020-12-31
Global Wholehealth Partners Corp
filed 2021-02-16
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56035

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	46-2316220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1402 N El Camino Real
San Clemente, California	92672
(Address of principal executive offices)	(Zip Code)

2227 Avenida Oliva, San Clemente, CA 92673

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,095,750 shares of common stock, par value $0.001, were outstanding on February 5, 2021.

2

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended December 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
ASSETS	(Unaudited)
Current assets:
Cash	$6,825	$14,497
Accounts receivable	651	—
Prepaid expenses and other current assets	26,418	15,064
Inventory	209,598	152,147
Total current assets	243,492	181,708

Equipment, net of accumulated depreciation of $485	3,020	—
Total assets	$246,512	$181,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$23,387	$120,965
Convertible notes payable, net of discount of 57,604 and $25,149 respectively	135,396	69,851
Accounts payable and accrued liabilities	24,388	46,321
Related party payables	2,062	4,306
Total current liabilities	185,233	241,443
Total liabilities	185,233	241,443

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2020 and June 30, 2020	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 59,966,358 shares issued and outstanding at December 31, 2020 and June 30, 2020	59,966	59,966
Additional paid-in capital	4,752,739	4,628,908
Common stock payable	430,000
Retained deficit	(5,181,426)	(4,748,609)
Total stockholders' equity (deficit)	61,279	(59,735)
Total liabilities and stockholders' equity (deficit)	$246,512	$181,708

(The accompanying notes are an integral part of these consolidated financial statements)
4

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenue	$22,075	$—	$37,460	$—
Cost of revenue	17,588	—	28,131	—
Gross profit	4,487	—	9,329	—

Operating expenses:
Professional fees	13,450	21,400	47,225	35,900
Research and development - related party	55,000	—	193,310	—
Research and development	10,000	—	10,700	—
Selling, general and administrative - related party	2,551	—	10,204	—
Selling, general and administrative	18,846	29,698	44,457	33,996
Total operating expense	99,847	51,098	305,896	69,896
Loss from operations	(95,360)	(51,098)	(296,567)	(69,896)
Other income (expense)
Interest expense	(30,968)	—	(35,874)	—
Accretion of debt discount	(59,326)	—	(100,376)	—
Total other income (expense)	(90,294)	—	(136,250)	—
Net loss	$(185,654)	$(51,098)	$(432,817)	$(69,896)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	60,249,492	57,804,029	60,146,776	56,960,194

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$—	$(4,748,609)	$(59,735)
Common stock issued for cash	—	—	—	340,000	—	340,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	123,831	—	—	123,831
Net loss for the three months ended September 30, 2020	—	—	—	—	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	59,966	4,752,739	340,000	(4,995,772)	156,933
Common stock issued for cash	—	—	—	90,000	—	90,000
Net loss for the three months ended December 31, 2020	—	—	—	—	(185,654)	(185,654)
Balance, December 31, 2020	59,966,358	$59,966	$4,752,739	$430,000	$(5,181,426)	$61,279

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
BALANCE JULY 1, 2019	56,116,358	$56,116	$426,784	—	$(463,082)	$19,818
Net loss for the three months ended September 30, 2019	—	—	—	—	(18,798)	(18,798)
Balance, September 30, 2019	56,116,358	56,116	426,784	—	(481,880)	1,020
Common stock issued to related party for cash at $0.01 per share	2,000,000	2,000	18,000	—	—	20,000
Net loss for the three months ended December 31, 2019	—	—	—	—	(51,098)	(51,098)
Balance, December 31, 2019	58,116,358	$58,116	$444,784	$—	$(532,978)	$(30,078)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(432,817)	$(69,896)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	485	—
Accretion of debt discount	100,376	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(651)	—
(Increase) decrease in prepaid expenses and other current assets	15,064	—
(Increase) decrease in inventory	(83,869)	(23,372)
Increase (decrease) in accounts payable and accrued expenses	(21,933)	1,272
Increase (decrease) related party payables	(744)	52,175
Net cash flows from operating activities	(424,089)	(39,821)

Cash flows used in investing activity
Purchase of equipment	(3,505)	—
Net cash flows used in investing activity	(3,505)	—

Cash flows from financing activities
Proceeds from sale of common stock	430,000	20,000
Proceeds from convertible promissory notes	162,000	—
Payments on convertible promissory notes	(73,000)	—
Proceeds from related party note, net	38,422	—
Payments of related party note	(137,500)	—
Net cash flows from financing activities	419,922	20,000

Change in cash	(7,672)	(19,821)

Cash at beginning of period	14,497	19,918

Cash at end of period	$6,825	$97

Supplemental disclosure of cash flow information:
Interest paid in cash	$27,987	$—
Income taxes paid in cash	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 –Organization, Basis of Presentation and Going Concern

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Global WholeHealth Partners Corporation and Subsidiary (the “Company”) as of December 31, 2020, and for the three and six months ended December 31, 2020 and 2019, include the accounts of the Company and its wholly-owned and controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of December 31, 2020, results of operations for the three and six months ended December 31, 2020 and 2019, and stockholders’ equity and cash flows for the three and six months ended December 31, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $424,089 for the six months ended December 31, 2020 and has an accumulated deficit of $5,181,426 from inception through December 31, 2020. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Other intangible assets

Other definite-lived intangible assets are amortized over their useful lives. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

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

The Company had one customer that represented 96.0% of revenue for the three months ended December 31, 2020. The Company had one customer that represented 60.6% of revenue for the six months ended December 31, 2020. No other customers accounted for more than 10% of sales during the three and six months ended December 31, 2020.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	December 31,
	2020	2019
Convertible promissory notes	388,629	—

NOTE 3 – Equipment

Equipment consists of the following:

	December 31,	June 30,
	2020	2020
Computers, office equipment and software	$3,505	$—
Total equipment	3,505	—
Accumulated depreciation	(485)	—
Equipment, net	$3,020	$—

During the six months ended December 31, 2020, the Company purchased $3,505 of computer equipment. During the three and six months ended December 31, 2020, the Company recognized depreciation expense of $291 and $485, respectively.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 59,966,358 shares were issued and outstanding and 514,298 shares paid for but unissued as of December 31, 2020 and June 30, 2020.

On July 9, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 45,000 shares of common stock at a price of $2.00 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

On September 24, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 shares of common stock at a price of $1.14 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

On December 15, 2020, the Company sold 250,000 shares of restricted common stock for $0.36 per share and received $90,000. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the "Commitment Shares") and a warrant to purchase up ro two million (2,000,000) shares of common stock (the “Commitment Warrant”). Additionally, the Company agreed to file a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. The right of the Company to sell Purchase Shares to EMC2 Capital is dependent on the Company satisfying certain conditions, including notice of effectivness of the shelf registration statement registering the Purchase Shares, issuance of the Commitment Shares and Commitment Warrant. As of the date of this quarterly report, the Company has filed a registration statement on Form S-1 registering the Puchase Shares and issued the Commitment Shares. The Fom S-1 was filed on January 28, 2021.

NOTE 5 – Related Party Transactions

On July 9, 2020 and September 24, 2020, the Company and Dr. Scott Ford entered into a subscription agreement for the purchase of restricted common stock resulting in the payment of $340,000 to the Company, See “Note 4 – Stockholders’ Equity” above for additional information.

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies in validation of the Company’s COVID-19 tests. Additionally, the Company is renting space at Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month and which was prepaid in full in April 2020. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three and six months ended December 30, 2020 the Company paid a total of $55,000 and $190,000 to Pan Probe and recognized $$2,551 and $10,204 of rent expense.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate Funding Group LLC (“LionsGate”) to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provide for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021 (the “Maturity Date”). If not paid by the Maturity Date, a 5% penalty will be added to the Note and the term will extend for an additional 90 days. As of June 30, 2020, the Note balance was $120,965. During the three and six months ended December 31, 2020, LionsGate provided advances totaling $14,012 and $38,422, respectively. Also, during the three and six months ended December 31, 2020, the Company repaid LionsGate $27,500 and $137,500, respectively. The Company has borrowed amounts slightly in excess of the original Note funding amount of $585,000. As a result, on January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and includes a beginning balance of $29,951.04 which was the balance of advances and accrued interest owed under the Note as of January 27, 2021. The Promissory Note matures on December 31, 2021.

LionsGate provided non interest bearing advances during the three and six months ended December 31, 2019 of $41,175 and $50,675, respectively.

During the three and six months ended December 31, 2020, the Company recognized $217 and $628, respectively, of interest expense related to the Note.

NOTE 6 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 in interest payable.

On July 13, 2020 and August 3, 2020 and September 8, 2020 (the “Issue Dates”) , the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs") Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020 and August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the "Geneva CPNs"). Pursunt to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note was funded net of $3,000 in legal fees). The Geneva CPNs mature in one year, accrue interest of 10% and, after 180 days, are convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Geneva CPN’s may be prepaid anytime upto 180 days from issuance with the following prepayment penalties: 1) The period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, 125%; 2) The period beginning on the date that is ninety-one (91) day from the Issue Date and ending one hundred fifty (150) days following the Issue Date, 135%; and 3) The period beginning on the date that is one hundred fifty-one (151) day from the Issue Date and ending one hundred eighty (180) days following the Issue Date, 139%. Geneva has agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represent a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs also provide for penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

On December 21, the Company paid $90,487 as full payment of the Geneva CPN dated July 13, 2020. The payment included $63,000 of principal, $2,917 of interest related to the coupon and $24,570 as a prepayment penalty recorded as interest expense.

The debt discount attributable to the fair value of the beneficial conversion feature contained in the Geneva CPNs amounted to $123,831 and is being accreted over the term of the Geneva CPNs. In the event a Geneva CPN is paid in advance of its maturity date, the future accretion is recorded in the period the related Geneva CPN is repaid.

During the three and six months ended December 31, 2020, the Company recognized $30,751 and $35,246, respectively, of interest expense. During the three and six months ended December 31, 2020, the Company recognized $59,326 and $100,375, respectively, of accretion related to the Convertible Notes and Geneva CPNs.

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2020 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On January 12, 2021, Global Wholehealth Partners Corporation entered into a License Agreement (“Agreement”) with Charles Strongo. Under the terms of the Agreement, the Company has the exclusive license to manufacture, sell and license to be manufactured the only Biodegradable plastic for medical devices. The devices include cassettes, midstream, small buffer bottles, urine cups, and any other plastic type of medical device used in testing or for medical services under provisional patent number 63/054,139. The Company agreed to issue 3,000,000 shares of common stock and pay a 2% fee of gross sales from use of the patent. The duration of the agreement is for an initial period of five years. The Licesne agreement was valued at $0.46 per share or $1,380,000 and is included on the balance sheet as an asset amortized at $24,500 per month.

On January 5, 2021, the Board appointed a new member, Dr. Miriam Lisbeth Paez De La Cerda and issued 200,000 shares of restricted common stock to each of the six Directors for a total issuance of 1,200,000 shares valued at $0.72 per share, the closing price of our common stock on January 5, 2020.

On January 27, 2021, the Company and LionsGate entered into the Loan Agreement and Promissory Note pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note dated March 29, 2020 and Note Amendment No. 1 dated June 30, 2020. The Promissory Note matures on December 31, 2021.

On February 5, 2021, the Company issued 264,298 shares to Dr. Scott Ford, See “Note 4 – Stockholders’ Equity” above for additional information.

On February 5, 2021, the Company issued 1,415,094 Commitment Shares to EMC2, See “Note 4 – Stockholders’ Equity” above for additional information.

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

Results of Operations

Three and six months ended December 31, 2020 compared with the three and six months ended December 31, 2019

Operating Expenses

A summary of our operating expense for the three and six months ended December 31, 2020 compared with the three and six months ended December 31, 2019 follows:

	Three Months Ended December 31,		Increase/
	2020	2019	(Decrease)
Operating expenses:
Professional fees	$13,450	$21,400	$(7,950)
Research and development	65,000	—	65,000
Selling, general and administrative	21,397	29,698	(8,301)
Total operating expenses	$99,847	$51,098	$48,749

	Six Months Ended December 31,		Increase/
	2020	2019	(Decrease)
Operating expenses:
Professional fees	$47,225	$35,900	$11,325
Research and development	204,010	—	204,010
Selling, general and administrative	54,661	33,996	20,665
Total operating expenses	$305,896	$69,896	$236,000

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three months ended December 31, 2020 compared to the three months ended December 31, 2019 professional fees decreased $7,950 primarily due to decreased auditor related fees. During the six months ended December 31, 2020 compared to the six months ended December 31, 2019, professional fees increased $11,325 primarily due to an increase in accounting fees related to the fiscal 2020 audit and related accounting costs.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to agreements with other third-party providers and certain internal R&D cost allocations when applicable. R&D costs are expensed when incurred. During the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019, R&D costs increased $65,000 and $ 204,010 as a result of study costs related to COVID-19 rapid diagnostic tests we plan to sell.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. SG&A costs decreased by $8,301 to $21,397 during the three months ended December 31, 2020 compared to $29,698 during the three months ended December 31, 2019. The decrease is due to a decrease in personnel and stock transfer agent fees offset by the inclusion of rent expense that we did not incur in the prior year. SG&A costs increased by $20,665 to $54,661 during the six months ended December 31, 2020 compared to $33,996 during the six months ended December 31, 2019. The increase is due to the inclusion of rent expense that we did not incur in the prior year offset by a decrease in personnel costs.

Other Income and (Expense)

Other expense includes interest expense recognized on our debt obligations and accretion of the debt discount related to that debt. During the three and six months ended December 31, 2020, interest expense and accretion of debt discount increased $90,294 and $136,250, respectively.

Liquidity and Capital Resources

As of December 31, 2020, our assets consisted of $7,476 in cash and accounts receivable, and $236,016 in prepaid expenses and other current assets and inventory, compared to current liabilities of $185,233. From inception to December 31, 2020, we have incurred an accumulated deficit of $5,181,426. This loss has been incurred through a combination of professional fees, R&D and SG&A costs to support our plans to develop our business and includes $3,700,000 of expense related to the issuance of 1.85 million shares in exchange for services. During the six months ended December 31, 2020, the Company had revenue of $37,460, gross profit of $9,329 and incurred a loss from operations of $296,567. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into the EMC2 SPA, which, once our Form S-1 is declared effective, will provide us the necessary financing to remain a going concern over the next twelve months. However, our ability to obtain financing under the EMC2 SPA is dependent on the SEC declaring our Form S-1 filed on January 28, 2020 to be effective. We make no assurances or representations that the SEC will make the S-1 effective. Additionally, we are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Six Months Ended December 31,		Increase/
	2020	2019	Decrease
Operating activities	$(424,089)	$(39,821)	$(384,268)
Investing activities	(3,505)	—	(3,505)
Financing activities	419,922	20,000	399,922
Net increase (decrease) in cash and cash equivalents	$(7,672)	$(19,821)	$12,149

Operating Activities

Net cash used in operating activities increased $384,268 primarily due to increases in R&D, professional fees and SG&A costs.

Investing Activities

Net cash used in investing activities increased $3,505 due to the purchase of computer equipment.

Financing Activities

During the six months ended December 31, 2020, the Company received $430,000 upon the sale of 514,298 shares of common stock, $162,000 from the sale of convertible promissory notes, and $38,422 from advances under a related party note. The Company made principal payments totaling $73,000 towards convertible promissory notes and $137,500 towards the related party note due to LionsGate.

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

New Accounting Standards to be Adopted Subsequent to December 31, 2020

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other information

On January 27, 2021, the Company and LionsGate entered into a Loan Agreement and Promissory Note pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and includes a beginning balance of $29,951.04 which was the balance of advances and accrued interest owed under the Note as of January 27, 2021. The Promissory Note matures on December 31, 2021.

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

4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021*
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

Date: February 16, 2021

