Form 10-Q
period 2021-03-31
Global Wholehealth Partners Corp
filed 2021-05-24
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,992,236 shares of common stock, par value $0.001, were outstanding on May 5, 2021.

1

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$829	$14,497
Accounts receivable	651	—
Prepaid expenses and other current assets	30,133	15,064
Inventory, net	155,058	152,147
Deferred financing costs	521,865	—
Total current assets	708,536	181,708

Equipment, net of accumulated depreciation of $776	2,729	—
Total assets	$711,265	$181,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$92,177	$120,965
Convertible notes payable, net of discount of $0 and $25,149, respectively	85,000	69,851
Notes payable	77,061	—
Accounts payable and accrued liabilities	17,650	46,321
Related party payables	631	4,306
Total current liabilities	272,519	241,443
Total liabilities	272,519	241,443

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and June 30, 2020	—	—
Common stock; $0.001 par value, 400,000,000 shares authorized, 72,992,236 and 59,966,358 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	72,992	59,966
Additional paid-in capital	13,508,797	4,628,908
Retained deficit	(13,143,043)	(4,748,609)
Total stockholders' equity (deficit)	438,746	(59,735)
Total liabilities and stockholders' equity (deficit)	$711,265	$181,708

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$2,460	$—	$39,920	$—
Cost of revenue	54,540	—	82,671	—
Gross profit	(52,080)	—	(42,751)	—

Operating expenses:
Professional fees	14,400	9,000	61,625	44,900
Research and development - related party	20,000	—	213,310	—
Research and development	10,000	443,750	20,700	443,750
Selling, general and administrative - related party	2,544,000	—	2,582,381	—
Selling, general and administrative	22,980	2,629	39,260	36,625
Total operating expense	2,611,380	455,379	2,917,276	525,275
Loss from operations	(2,663,460)	(455,379)	(2,960,027)	(525,275)
Other income (expense)
Interest expense	(760,553)	—	(796,427)	—
Amortization of debt discount	(57,604)	—	(157,980)	—
Loss on related party transfer of intangible assets	(4,480,000)	—	(4,480,000)	—
Total other income (expense)	(5,298,157)	—	(5,434,407)	—
Net loss	$(7,961,617)	$(455,379)	$(8,394,434)	$(525,275)

Basic and Diluted Loss per Common Share	$(0.12)	$(0.01)	$(0.14)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	65,856,044	58,116,358	62,047,517	57,343,755

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

FOR THE NINE MONTHS ENDED MARCH 31, 2021
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$—	$(4,748,609)	$(59,735)
Common stock issued for cash	—	—	—	340,000	—	340,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	123,831	—	—	123,831
Net loss for the three months ended September 30, 2020	—	—	—	—	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	59,966	4,752,739	340,000	(4,995,772)	156,933
Common stock issued for cash	—	—	—	90,000	—	90,000
Net loss for the three months ended December 31, 2020	—	—	—	—	(185,654.00)	(185,654.00)
Balance, December 31, 2020	59,966,358	59,966	4,752,739	430,000	(5,181,426)	61,279
Common stock issued for cash	514,298	514	429,486	(430,000)		—
Common stock issued upon conversion of convertible promissory note	146,486	147	55,503	—	—	55,650
Common stock issued for services	2,950,000	2,950	2,541,050	—	—	2,544,000
Common stock issued for license agreements with Charles Strongo	8,000,000	8,000	4,472,000	—	—	4,480,000
Common stock issued as compensation for financings	1,415,094	1,415	1,258,019	—	—	1,259,434
Net loss for the three months ended March 31, 2021	—	—	—	—	(7,961,617)	(7,961,617)
Balance, March 31, 2021	72,992,236	$72,992	$13,508,797	$—	$(13,143,043)	$438,746
FOR THE NINE MONTHS ENDED MARCH 31, 2020
BALANCE JULY 1, 2019	56,116,358	$56,116	$426,784	$—	$(463,082)	$19,818
Net loss for the three months ended September 30, 2019	—	—	—	—	(18,798)	(18,798)
Balance, September 30, 2019	56,116,358	56,116	426,784	—	(481,880)	1,020
Common stock issued to related party for cash at $0.01 per share	2,000,000	2,000	18,000	—	—	20,000
Net loss for the three months ended December 31, 2019	—	—	—	—	(51,098)	(51,098)
Balance, December 31, 2019	58,116,358	58,116	444,784	—	(532,978)	(30,078)
Forgiveness of related party advances	—	—	443,750	—	—	443,750
Net loss for the three months ended March 31, 2020	—	—	—	—	(455,379)	(455,379)
Balance, March 31, 2020	58,116,358	$58,116	$888,534	$—	$(988,357)	$(41,707)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,394,434)	$(81,525)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	776	—
Amortization of debt discount	157,980	—
Interest recorded on compensatory warrants	737,569
Common stock issued for services	2,544,000
Loss on related party transfer of intangible assets	4,480,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(651)	—
(Increase) decrease in prepaid expenses and other current assets	(15,069)	—
(Increase) decrease in inventory	(2,911)	(23,372)
Increase (decrease) in accounts payable and accrued expenses	(3,960)	1,272
Increase (decrease) related party payables	(161)	1,500
Net cash flows used in operating activities	(496,861)	(102,125)

Cash flows used in investing activity
Purchase of equipment	(3,505)	—
Net cash flows used in investing activity	(3,505)	—

Cash flows from financing activities
Proceeds from sale of common stock	430,000	20,000
Proceeds from convertible promissory notes	162,000	—
Payments on convertible promissory notes	(73,000)	—
Proceeds from related party note, net	105,198	62,875
Payments of related party note	(137,500)	—
Net cash flows from financing activities	486,698	82,875

Change in cash	(13,668)	(19,250)

Cash at beginning of period	14,497	19,918

Cash at end of period	$829	$668

Supplemental disclosure of cash flow information:
Interest paid in cash	$27,987	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$55,650	$—
Debt discount recorded for beneficial conversion feature	$123,831	$—

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

NOTE 1 –Organization, Basis of Presentation and Going Concern

Organization

Global WholeHealth Partners Corporation was incorporated on March 7, 2013 in the State of Nevada. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation. The Company’s ticker symbol changed to GWHP.

The Company sells and develop in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 Test, 6-minute rapid whole blood Ebola Test, 6-minute whole blood Zika test, 8-minute whole blood rapid TB test and over 75 other tests.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Global WholeHealth Partners Corporation and Subsidiary (the “Company”) as of March 31, 2021, and for the three and nine months ended March 31, 2021 and 2020, include the accounts of the Company and its wholly-owned and controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations for the three and nine months ended March 31, 2021 and 2020, and stockholders’ equity and cash flows for the three and nine months ended March 31, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $496,861 for the nine months ended March 31, 2021 and has an accumulated deficit of $13,143,043 from inception through March 31, 2021. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates made by management primarily relate to accounts receivable, inventories, deferred income tax valuation allowances, and identifiable intangible assets.

Inventory

Inventory is comprised of finished goods and stated at the lower of cost or net realizable value. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose. During the three and nine months ended March 31, 2021, the Company recognized a $51,615 and $51,615 adjustment to reduce the value of inventory due primarily to the reduction in selling prices of COVID-19 test inventory.

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

The Company had a total of three sales totaling $2,460 during the three months ended march 31, 2021 with each customer representing greater than 10% of sales. The Company had one customer that represented 56.9% of revenue for the nine months ended March 31, 2021. No other customers accounted for more than 10% of sales during the nine months ended March 31, 2021.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	March 31,
	2021	2020
Convertible promissory notes	10,221	—
Warrants	2,000,000	—

NOTE 3 – Equipment

Equipment consists of the following:

	March 31,	June 30,
	2021	2020
Computers, office equipment and software	$3,505	$—
Total equipment	3,505	—
Accumulated depreciation	(776)	—
Equipment, net	$2,729	$—

During the nine months ended March 31, 2021, the Company purchased $3,505 of computer equipment. During the three and nine months ended March 31, 2021, the Company recognized depreciation expense of $291 and $776, respectively.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 72,992,236 shares were issued and outstanding as of March 31, 2021 and 59,966,358 as of June 30, 2020.

On March 30, 2021, the Company entered into a License Agreement (the “IP License Agreement”) with Charles Strongo. Under the terms of the IP License Agreement, the Company has the exclusive license to use the intellectual property, “A Rapid, Micro-Welt or Later flow text for Parkinson’s, Dementia, or Alzheimer or ASD.” The Company agreed to issue 5,000,000 shares of common stock and pay a 2% fee of gross sales from use of the intellectual property. The duration of the IP License Agreement is for an initial period of five years. The IP License Agreement was initially valued at $0.62 per share or $3,100,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $3,100,000 was expensed within “Loss on related party transfer of intangible assets.”

On March 15, 2021, the Company issued 146,486 shares to Geneva Roth Remark Holdings, Inc. For additional information see “NOTE 6 – Convertible Promissory Notes” below.

On February 21, the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

On January 12, 2021, the Company entered into a License Agreement (the “Patent License Agreement”) with Charles Strongo. Under the terms of the Patent License Agreement, the Company has the exclusive license to manufacture, sell and license to be manufactured the only Biodegradable plastic for medical devices. The devices include cassettes, midstream, small buffer bottles, urine cups, and any other plastic type of medical device used in testing or for medical services under provisional patent number 63/054,139. The Company agreed to issue 3,000,000 shares of restricted common stock and pay a 2% fee of gross sales from use of the patent. The duration of the Patent License Agreement is for an initial period of five years. The Patent License Agreement was valued at $0.46 per share or $1,380,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $1,380,000 was expensed within “Loss on related party transfer of intangible assets.”

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

On September 24, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 shares of restricted common stock at a price of $1.14 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the "Commitment Shares") and a warrant to purchase up to two million (2,000,000) shares of common stock (the “Commitment Warrant”). The Commitment Warrant vests upon issuance, expires on its fifth anniversary and had an initial exercise price of $1.59 per share subject to adjustment whereby in the event that the bid price drops below the exercise price, at any time, the exercise price will decease by a prescribed amonut. If the bid price drops below $0.59 per share, the exercise price would be adjusted to par value, or $0.001 per share. Additionally, the Company agreed to file a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the Common Stock Purchase Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. The right of the Company to sell Purchase Shares to EMC2 Capital is dependent on the Company satisfying certain conditions, including notice of effectiveness of the shelf registration statement registering the Purchase Shares, issuance of the Commitment Shares and Commitment Warrant. Fom S-1 registering 11,993,271 shares of common stock related to the EMC2 SPA was filed on January 28, 2021 and declared effective on March 3, 2021 (the “Measurement Date”).

The value of the Commitment Shares on the Measurement Date was $0.89 per share or $1,259,000. The value of the Commitment Warrant on the Measurement Date was $1,780,000 as calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) Stock price of $0.89 per share; (2) exercise price of $0.001 per share; (3) discount rate 0.73% (4) expected life of 4.33 years, (5) expected volatility of 227%, and (6) zero expected dividends.

As a result of the Securities and Exchange Commission (“SEC”) declaring our Registration on Form S-1 effective, the pre conditions necessary for the Company to begin selling Purchase Shares to EMC2 Capital have been removed. As a result, the Company determined the relative fair value of the Commitment Warrants and Commitment Shares to be $737,569 and $521,865, respectively and recorded a deferred financing asset of $521,865 and interest expense of $737,569. Subsequent cash receipts from the sale of Purchase Shares will first be allocated to the deferred financing cost asset.

On July 9, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 45,000 shares of restricted common stock at a price of $2.00 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

NOTE 5 – Related Party Transactions

On March 30, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 5,000,000 shares of restricted common stock. For additional information, see “NOTE 4 – Stockholder’s Equity.”

On February 21, the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

On January 12, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 3,000,000 shares of restricted common stock. For additional information, see “NOTE 4 – Stockholder’s Equity.”

On January 5, 2021, the Board appointed a new member, Dr. Miriam Lisbeth Paez De La Cerda and issued 200,000 shares of restricted common stock to each of the six Directors for a total issuance of 1,200,000 shares valued at $0.72 per share.

On July 9, 2020 and September 24, 2020, the Company and Dr. Scott Ford entered into a subscription agreement for the purchase of restricted common stock resulting in the payment of $340,000 to the Company, see “Note 4 – Stockholders’ Equity” above for additional information.

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies in validation of the Company’s COVID-19 tests. Additionally, the Company is renting space at Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month and which was prepaid in full in April 2020. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three and nine months ended March 31, 2021, the Company paid a total of $0 and $190,000 to Pan Probe and recognized $0 and $10,204 of rent expense.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate Funding Group LLC (“LionsGate”) to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owed under the Note as of January 27, 2021. The Promissory Note matures on December 31, 2021. During the three and nine months ended March 31, 2021, LionsGate provided advances under the Note, as amended and the Loan Agreement totaling $66,776 and $106,698, respectively. Also, during the three and nine months ended March 31, 2021, the Company repaid LionsGate $0 and $137,500, respectively.

LionsGate provided non interest bearing advances during the three and nine months ended March 31, 2020 of $455,950 and $506,625, respectively.

During the three and nine months ended March 31, 2021, the Company recognized $584 and $1,212, respectively, of interest expense related to the Note and Loan Agreement. As of March 31, 2021, the Note principal balance is $92,177 and accrued interest balance is $514.

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

Related to the Convertible Notes, during the three and nine months ended March 31, 2021, the Company recognized $1,677 and $5,448, respectively, of interest expense; and $3,922 and $42,224, respectively, of accretion. As of March 31, 2021, the Convertible Notes principal balance is $85,000 and accrued interest balance is $6,489.

On July 13, 2020 and August 3, 2020 and September 8, 2020 (the “Issue Dates”), the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs"). Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020, August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the "Geneva CPNs"). Pursuant to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note were funded net of $3,000 in legal fees). The Geneva CPNs mature in one year, accrue interest of 10% and, after 180 days, are convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Geneva CPN’s may be prepaid anytime up to 180 days from issuance with the following prepayment penalties: 1) The period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, 125%; 2) The period beginning on the date that is ninety-one (91) day from the Issue Date and ending one hundred fifty (150) days following the Issue Date, 135%; and 3) The period beginning on the date that is one hundred fifty-one (151) day from the Issue Date and ending one hundred eighty (180) days following the Issue Date, 139%. Geneva has agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represent a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs also provide for penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

On December 21, 2020, the Company paid $90,487 as full payment of the Geneva CPN dated July 13, 2020. The payment included $63,000 of principal, $2,917 of interest related to the coupon and $24,570 as a prepayment penalty recorded as interest expense.

On February 16, 2021, Empire Associates, Inc., an unaffiliated company, paid off the balance, in-full, on the note dated August 3, 2020. The payment totaled $77,061 and included $55,000 of principal, $3,256 of interest related to the coupon and $18,805 as a prepayment penalty recorded as interest expense. At the time of payoff, the Company and Empire Associates, Inc. had not entered into any agreements related to the payment of the Geneva CPN dated August 3, 2020. On April 20 the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company issued 250,000 to Empire Associates, Inc. in full satisfaction of the $77,061 paid to Geneva on behalf of the Company.

On March 15, 2021, the Company issued 146,486 shares of common stock to Geneva upon their conversion, in-full, of $53,000 of Principal and $2,650 of unpaid interest owing under the Geneva CPN dated September 8, 2020.

The debt discount attributable to the legal fees paid in originating and fair value of the beneficial conversion feature contained in the Geneva CPNs amounted to $132,831 and is being accreted over the term of the Geneva CPNs. In the event a Geneva CPN is paid in advance of its maturity date, the future accretion is recorded in the period the related Geneva CPN is repaid.

Related to the Geneva CPNs, during the three and nine months ended March 31, 2021, the Company recognized $20,723 and $52,754, respectively, of interest expense; and $53,682 and $132,831, respectively, of accretion. As of March 31, 2021, a balance of $77,061 is recorded to current liabilities.

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2021 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On April 12, 2021, the Company and Nunzia Pharmaceutical, Inc. entered into a Mutual Sales and Marketing Agreement (the “MSMA”). Pursuant to the terms of the MSMA, each company has mutual abilities to share their products for sale under nonexclusive but favorable conditions and prices. The duration of the agreement is for an initial period of five years commencing on April 12, 2021. The Company agreed to issue 5,000,000 shares of its restricted common stock to Nunzia and Nunzia agreed to issue 5,000,000 shares of its restricted common stock to the Company as consideration for the MSMA.

On April 20, 2021, the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company issued 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva on behalf of the Company.

On April 26, 2021, the Company and Geneva entered into a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the "Geneva Promissory Note ") and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). Under the Geneva Promissory Note the Company received net proceeds of $75,000 which included deductions for a 10% original issue discount, $3,000 for legal fees and $750 as a due diligence fee. The Geneva Promissory Note matures in one (1) year, requires ten (10) monthly payments of $9,529 beginning June 1, 2021, and is unsecured. Upon an event of default, the Geneva Promissory Note will increase to 150% times the sum of the then outstanding principal, become immediately due, accrue interest at 22% per year, and become convertible into shares of common stock at an exercise price of 75% multiplied by the lowest trading price of our common stock during the five (5) trading day period prior to conversion. Geneva has agreed to restrict its ability to convert the Geneva Promissory Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva Promissory Note represents a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

As a condition to the Creditor’s entry into the Geneva Promissory Note, the Company issued Geneva a Stock Purchase Warrant (the “Geneva Warrant”) to purchase up to 51,975 shares of the Company’s common stock, which are exercisable from October 23, 2021 to April 26, 2024, at an exercise price of $0.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may” “will” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Our Business

We sell and develop in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 test, 6-minute rapid whole blood Ebola test, 6-minute whole blood Zika test, 8-minute whole blood rapid TB test and over 75 other tests more than 40 which are FDA approved.

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

On April 6, 2020, the Company received an Acknowledgment Letter from the FDA that the Center for Devices and Radiological Health of the FDA has received the Company’s Rapid Diagnostic IgG/IgM 10-minute Rapid test application. The Rapid Diagnostic IgG/IgM 10-minute Rapid test requires no machine. The Company’s submission has been assigned the unique document control number EUA200181.

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

Results of Operations

Three and nine months ended March 31, 2021 compared with the three and nine months ended March 31, 2020

Operating Expenses

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Operating expenses:
Professional fees	$14,000	$9,000	$5,400
Research and development	30,000	443,750	(413,750)
Selling, general and administrative	22,980	2,629	20,351
Stock compensation	2,544,000	—	2,544,000
Total operating expenses	$2,611,380	$455,379	$2,156,001

	Nine Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Operating expenses:
Professional fees	$61,625	$44,900	$16,725
Research and development	234,010	443,750	(209,740)
Selling, general and administrative	77,641	36,625	41,016
Stock compensation	2,544,000	—	2,544,000
Total operating expenses	$2,917,276	$525,275	$2,392,001

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three months ended March 31, 2021 compared to the three months ended March 31, 2020 professional fees increased $5,400 primarily due to increased fees for accounting services. During the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, professional fees increased $16,725 primarily due to an increase in accounting and auditor related fees.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to agreements with other third-party providers and certain internal R&D cost allocations when applicable. R&D costs are expensed when incurred. During the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020, R&D costs decreased $413,750 and $209,740, respectively. During 2021 we incurred costs related to the COVID-19 comparative RDT studies which were greater than the current year costs to improve our COVID-19 Antigen Rapid Test.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. SG&A costs increased by $20,351 to $22,980 during the three months ended March 31, 2021 compared to $2,629 during the three months ended March 31, 2020. The increase is due to an increase of $11,000 in rent expense and $9,000 in costs related to our transfer agent and investor communications. SG&A costs increased by $41,016 to $77,641 during the nine months ended March 31, 2021 compared to $36,625 during the nine months ended March 31, 2020. The increase is due to an increase of $36,000 in rent expense, $10,000 in costs related to our transfer agent and investor communications, offset by a $7,500 decrease in personnel costs.

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation expense increased due primarily to the issuance of 1.2 million shares to our directors and 1.75 million shares to a related party. All shares were issued free of obligation and are valued at the close price of our common stock on the date of grant.

Other Income and (Expense)

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021

Other income (expense)
Interest expense	$(22,984)	$(58,858)
Other interest expense	(737,569)	(737,569)
Amortization of debt discount	(57,604)	(157,980)
Loss on related party transfer of intangible assets	(4,480,000)	(4,480,000)
Total other income (expense)	$(5,298,157)	$(5,434,407)

“Other expense” includes interest expense recognized on our debt obligations, “amortization of the debt discount” related to that debt and “other interest expense” relates to the relative value of warrants issued in conjunction with common stock as an inducement to enter into a stock purchase agreement with EMC2 Capital.

The loss on related party transfer of intangible assets represents value of two separate, exclusive, five-year, license agreements between the Company and Charles Strongo, our CEO, one for the manufacture of Biodegradable plastic for medical devices under provisional patent 63/054,139 and the second license agreement for the use of the intellectual property described as “a Rapid, Micro-Well or Later flow test for Parkinson’s, Dementia, or Alzheimer or ASD” (collectively, the “License Agreements”). The License Agreements were both executed during the three months ended March 31, 2021, on January 12, 2021 and March 30, 2021. In exchange for entering into the License Agreements, the Company issued a total of 8 million shares of restricted common stock with a market value of $4,480,000. Due to this being a related party transfer with no available historical cost records, the full value of the stock issued was recorded as a loss.

Liquidity and Capital Resources

As of March 31, 2021, our cash and accounts receivable totaled $1,480, compared to current liabilities of $272,519. From inception to March 31, 2021, we have incurred an accumulated deficit of $13,143,043. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs to support our plans to develop our business. During the nine months ended March 31, 2021, the Company had revenue of $39,920, gross profit of negative $42,751 and incurred a loss from operations of $2,960,027. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which we expect will provide us the necessary financing to remain a going concern over the next twelve months. To date we have not sold any shares pursuant to the EMC2 SPA Additionally, we are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Nine Months Ended March 31,		Increase / (Decrease)
	2021	2020
Operating activities	$(496,861)	$(102,125)	$(394,736)
Investing activities	(3,505)	—	(3,505)
Financing activities	486,698	82,875	403,823
Net increase (decrease) in cash	$(13,668)	$(19,250)	$5,582

Operating Activities

Net cash used in operating activities increased $394,736 primarily due to increases in R&D, professional fees and SG&A costs.

Investing Activities

Net cash used in investing activities increased $3,505 due to the purchase of computer equipment.

Financing Activities

During the nine months ended March 31, 2021, the Company received $430,000 upon the sale of 514,298 shares of common stock, $162,000 from the sale of convertible promissory notes, and $105,198 from advances under a related party note. The Company made principal payments totaling $73,000 towards convertible promissory notes and $137,500 towards the related party note due to LionsGate.

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

New Accounting Standards to be Adopted Subsequent to March 31, 2021

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 5,000,000 shares of restricted common stock. For additional information, see the Notes to the Unaudited Consolidated Financial Statements, NOTE 4 – Stockholder’s Equity.

On March 15, 2021, the Company issued 146,486 shares of common stock to Geneva upon their conversion, in-full, of $53,000 of Principal and $2,650 of unpaid interest owing under the Geneva CPN dated September 8, 2020. For additional information, see the Notes to the Unaudited Consolidated Financial Statements, NOTE 6 – Convertible Promissory Notes.

On February 25, the Company issued 1,750,000 shares of restricted common stock to LionsGate for no consideration and recorded compensation expense of $1,680,000.

On January 12, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 3,000,000 shares of restricted common stock. For additional information, see the Notes to the Unaudited Consolidated Financial Statements, NOTE 4 – Stockholder’s Equity.

On January 5, 2021, the Company issued 200,000 shares of restricted common stock to each of its six Directors for no consideration.

All proceeds from sales of unregistered securities, if any, are used for general corporate purposes,

Item 5. Other information

On April 26, 2021, the Company and Geneva entered into a Securities Purchase Agreement (the " SPA"). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the "Geneva Promissory Note ") and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). Under the Geneva Promissory Note the Company received net proceeds of $75,000 which included deductions for a 10% original issue discount, $3,000 for legal fees and $750 as a due diligence fee. The Geneva Promissory Note matures in one (1) year, requires ten (10) monthly payments of $9,529 beginning June 1, 2021, and is unsecured. Upon an event of default, the Geneva Promissory Note will increase to 150% times the sum of the then outstanding principal, become immediately due, accrue interest at 22% per year, and become convertible into shares of common stock at an exercise price of 75% multiplied by the lowest trading price of our common stock during the five (5) trading day period prior to conversion. Geneva has agreed to restrict its ability to convert the Geneva Promissory Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva Promissory Note represents a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

As a condition to the Creditor’s entry into the Geneva Promissory Note, the Company issued Geneva a Stock Purchase Warrant (the “Geneva Warrant”) to purchase up to 51,975 shares of the Company’s common stock, which are exercisable from October 23, 2021 to April 26, 2024, at an exercise price of $0.50.

Item 6. Exhibits

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

4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021*
4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021*
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)
10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)
10.6	License Agreement with Charles Strongo dated March 21, 2021*
10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)
10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021*
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

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

Date: May 21, 2021

