Form 10-K
period 2021-06-30
Global Wholehealth Partners Corp
filed 2021-09-27
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on December 31, 2020, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $24,696,760.

As of September 15, 2021 there were 82,057,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

TABLE OF CONTENTS

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

              All references to “we,” “us,” or “our” refer to Global WholeHealth Partners Corporation.

Item 1. Business

Background

Global WholeHealth Partners Corporation (the “Company”) was incorporated on March 7, 2013 in the State of Nevada. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation and changed our ticker symbol to GWHP.

Our Business

Global WholeHealth Partners Corporation develops and markets in-vitro diagnostic (“IVD”) tests for over-the-counter (“OTC” or consumer), or consumer-use and point-of-care (“POC” or professional) which includes hospitals, physicians’ offices and medical clinics, including those within penal systems throughout the US and abroad. The Company currently markets a range of diagnostic test kits for consumer use through OTC sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known POC, in the United States. These test kits are known as in-vitro diagnostic test kits or IVD products.

All of the products we sell are manufactured in a U.S. Food and Drug Administration (“FDA”) Approved Facility in the USA. An FDA Approved facility is a facility that meets Good Manufacturing Practices (“GMP”) with the FDA.

We sell products internationally which are not FDA approved to sell in the US. These products include an FDA Certificate of Exportability and include tests such as Ebola, ZIKA, Dengue, Malaria, Influenza, Tuberculosis, Corona Viruses, and other vector borne diseases.

CoVid-19 Activities

In response to the novel strain of coronavirus (“COVID-19”) pandemic, in early January 2020, the Company set out to test and perform the studies necessary to develop a Rapid Diagnostic IgG/IgM 10-minute Rapid Test (“RDT”) and Real Time Polymerase Chain Reaction Test (“RT-PCR”). On March 15, 2020, the Company received an Acknowledgment Letter from the FDA for the RT-PCR and the Company’s submission had been assigned document control number PEUA200084. On April 6, 2020, the Company received an Acknowledgment Letter from the FDA for the RDT and the Company’s submission had been assigned document control number EUA200181. Concurrently, with the efforts to get FDA approval of the RDT and RT-PCR, on May 22, 2020, the Company, received a Letter of Authorization from 1drop Inc. authorizing the Company to sell 1drop Inc.’s 1copy TM COVID-19 qPCR Multi Kit, which had received Emergency Use Authorization from the FDA. On August 3, 2020, the Company received a Letter of Authorization from Healgen Scientific Limited authorizing the Company to sell Healgen Scientific Limited’s SARS-COV-2 IgG/IgM Antibody Whole Blood, Serum and Plasma. On September 14, 2020, the Company received an Acknowledgment Letter the FDA had received the Company’s Global Rapid Antigen Test application, a new test developed by the Company. The Company’s submission was assigned document control number PEUA201789.

To date, the Company has been unable to gain FDA approval of its EUA applications primarily due to financial constraints and the high cost of required testing to gain FDA approval. Early in the pandemic, the sale of unapproved tests was common place, and provided the Company with the expectation that it would be able to subsidize the FDA approval process. However, due to unprecedented efforts by larger diagnostics companies, FDA approval of various tests arrived quickly causing marketplace demand to shift away from unapproved COVID-19 tests thereby rendering the Company’s unapproved products uncompetitive. The Company was also unable to sell a material quantity of the 1drop Inc. and Healgen FDA approved tests due to insufficient funds for marketing, their high relative cost and the rapid commoditization of COVID-19 tests in general.

Plan of Operation

As a result of the COVID-19 pandemic, the Company became laser focused on developing and selling COVID tests beginning in the second half of fiscal 2020. Over the course of 2021, the Company continued its efforts to develop an RDT, RT-PCR and antigen test and will continue to do so if economics and the Company’s ability to finance FDA approval makes sense. Due to the commoditization of COVID-19 tests, the Company expects that it will no longer offer for resale the tests it purchases from other companies and any future COVID-19 tests offered by the Company will be its own. With the assistance of other diagnostic manufactures, we are currently developing an improved COVID antigen test with promising results and hope to gain FDA approval by the end of our second fiscal quarter.

The Company is currently in the process of refocusing its attention on marketing its core FDA OTC approved products which includes tests for pregnancy, ovulation, colorectal, drugs of abuse, glucose strips and glucose monitors through various platforms, including Walmart, Amazon and eBay. The Company estimates sales of non COVIT-19 tests to begin in fiscal Q2.

Industry

The In-vitro Diagnostic (“IVD”) testing industry encompasses the following two primary categories: the over-the-counter market (“OTC”), or consumer-use, and the point-of-care market (“POC”), which includes hospitals, physicians’ offices, and medical clinics, including those within penal systems throughout the US and abroad. The concepts that distinguish POC technology—operation simple enough for non-laboratory users; little or no maintenance requirement; and rapid, reliable results—mean that it can be applied equally well in many non-clinical settings, such as the OTC market. As advances in medical technology increasingly make it possible to diagnose diseases and physiological conditions from ever-smaller amounts of body fluids, certain diseases and conditions that once required diagnosis by physicians and/or medical technicians inside hospital emergency rooms, exam rooms/bedside studies, or private clinics, can now also be done by inexpensive, easy-to-use diagnostic devices that consumers can use in the comfort and anonymity of their home. Today, the average pharmacy, whether a privately owned neighborhood store, or chain owned, has become an outlet for selling IVD test kits for in-home use.

The Company believes, according to publicly available sources, that the IVD industry is a multi-billion-dollar industry that is increasing each year. This assessment includes all laboratory hospital-based products, over-the-counter devices, and rapid tests performed at the point-of-care. The Company believes that the following factors can be attributed to the increase in overall need and use of IVD test kits: an aging baby-boomer population; increasing healthcare costs; the ever-growing number of uninsured and under-insured in the U.S. and abroad; and a general increase in consumer awareness, in part due to the wealth of information available on the Internet.

Competition

Diagnostic products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, laboratory efficiency, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. We compete with several companies around the world who possess significantly greater technical and financial resources and professional and consumer reach and recognition, including Accon Labs,  Johnson & Johnson, DB, Abbott, and Roche all of whom carry similar products.

Marketing and Sales

The Company is focused on generating increased sales through online retail, large and small distributors and directly to doctors, hospitals, clinics and governments. The Company is taking steps and developing the materials needed to effect its marketing strategy.

Research and Development

We are continuing to look for needs in the world to create and work with our scientific team and science partners to make a rapid test for the newest diseases, such as COVID 19, Dengue Fever, ZIKA, EBOLA, TB, and Malaria.

Employees

As of June 30, 2021, we have no full-time employees. Charles Strongo our CEO, Treasurer and Chairman,  F. Rene Alvarez, our COO, President and Director and Dr. Shuijie Cui, our  Chief Science Officer and Director devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.  Currently, Messrs. Strongo, Alvarez and Cui devote approximately 50, 35 and 30 hours per week, respectively, to the business of the Company. Mr. Cui also performs R&D for the Company through Pan Probe Biotech. The Company utilizes independent contractors as needed.

Other Information

Our website address is www.gwhpcorp.com. The public may read and copy any materials we file with the United States Securities and Exchange Commission (“SEC”) on the SEC’s website at www.sec.gov which site contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

The Company’s executive office is located at 1402 N El Camino Real, San Clemente, CA 92672 The Company’s telephone number is (714) 392-9752.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We utilize approximately 1,500 square feet of office and warehouse space located at 1402 North El Camino Real, San Clemente, California 92672. The space is leased pursuant to a sublease on a month-to-month basis with monthly rent due of $3,700.

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

        Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.001 per share and 10,000 shares of preferred stock, par value $0.001 per share. As of September 8, 2021, there were 384 stockholders of record holding an aggregate of 82,057,885 shares of common stock (this number does not include stockholders who hold their stock through brokers, banks and other nominees). No preferred stock has been issued.

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

Securities Authorized for Issuance under Equity Compensation Plans

              None.

Recent Sales of Unregistered Securities

LionsGate Funding Management LLC 300,000 shares of common stock - On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock.

Firstfire Global Opportunities Fund LLC Senior Secured Convertible Promissory Note and 165,000 Stock Purchase Warrants - On June 18, 2021, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC, for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $275,000 and 165,000 stock purchase warrants. On July 8, 2021, the Company received net proceeds of $224,500 net of a $25,000 original issue discount and $25,500 of placement agent and legal fees, and issued a senior secured convertible promissory note in the amount of $275,000. For additional information see, “NOTE 6 – Convertible Promissory Notes” under Item 8 of this Annual Report.

Geneva Roth Remark Holdings, Inc. Promissory Note and Warrant to purchase 51,975 shares of common stock - On April 26, 2021, the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the "Geneva Promissory Note") and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). On August 9, 2021, the Company repaid, in whole, the balance due under the Geneva Promissory Note, or $57,173. For additional information see, “NOTE 6 – Convertible Promissory Notes” under Item 8 of this Annual Report.

Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020 396,486 shares of common stock - On July 13, 2020, August 3, 2020 and September 8, 2020, the Company and Geneva entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs"). Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020, August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (collectively, the "Geneva CPNs"). Pursuant to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000. The Geneva CPNs were convertible into shares of common stock any time after 180 days at a conversion price equal to 58% of the lowest trading price during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. On December 21, 2020, the Company paid $90,487 as full payment of the Geneva CPN dated July 13, 2020. On February 16, 2021, Empire Associates, Inc., an unaffiliated company, paid off the balance, in-full, on the note dated August 3, 2020. The payment totaled $77,061. Empire Associates agreed to accept 250,000 shares of common stock in full satisfaction of the $77,061 paid to Geneva on behalf of the Company. On March 15, 2021, the Company issued 146,486 shares of common stock to Geneva upon their conversion, in-full, of amounts owing under the Geneva CPN dated September 8, 2020. For additional information see “NOTE 6 – Convertible Promissory Notes”, under Item 8 of this Annual Report.

Nunzia Pharmaceutical, Inc. 5,000,000 shares of common stock - On April 12, 2021, the Company and Nunzia Pharmaceutical, Inc. entered into a Mutual Sales and Marketing Agreement (the “MSMA”). Pursuant to the terms of the MSMA, each company has mutual abilities to share their products for sale under nonexclusive but favorable conditions and prices. The duration of the agreement is for an initial period of five years commencing on April 12, 2021. As consideration for the MSMA, the Company agreed to issue 5,000,000 shares of its restricted common stock to Nunzia and Nunzia agreed to issue 5,000,000 shares of its restricted common stock to the Company.

Charles Strongo IP License Agreement 5,000,000 shares of common stock - On March 30, 2021, the Company entered into a License Agreement (the “IP License Agreement”) with Charles Strongo. Under the terms of the IP License Agreement, the Company has the exclusive license to use the intellectual property, “A Rapid, Micro-Welt or Later flow text for Parkinson’s, Dementia, or Alzheimer or ASD.” The Company agreed to issue 5,000,000 shares of common stock and pay a 2% fee of gross sales from use of the intellectual property. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.

LionsGate Funding Group LLC 1,750,000 shares of common stock -  On February 21, 2021, the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

Charles Strongo Patent License Agreement 3,000,000 shares of common stock - On January 12, 2021, the Company entered into a License Agreement (the “Patent License Agreement”) with Charles Strongo. Under the terms of the Patent License Agreement, the Company has the exclusive license to manufacture, sell and license to be manufactured the only Biodegradable plastic for medical devices. The devices include cassettes, midstream, small buffer bottles, urine cups, and any other plastic type of medical device used in testing or for medical services under provisional patent number 63/054,139. The Company agreed to issue 3,000,000 shares of restricted common stock and pay a 2% fee of gross sales from use of the patent. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.

Board of Directors 1,200,000 shares of common stock - On January 5, 2021, the Board appointed a new member, Dr. Miriam Lisbeth Paez De La Cerda and issued 200,000 shares of restricted common stock to each of the six Directors for a total issuance of 1,200,000 shares valued at $0.72 per share, the closing price of our common stock on January 5, 2020.

Sale of 250,000 shares of common stock - On December 15, 2020, the Company sold 250,000 shares of restricted common stock for $0.36 per share and received $90,000. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

Dr. Scott Ford 264,298 shares of common stock - On each of September 24, 2020 and July 9, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 and 45,000 shares of restricted common stock at a price of $1.14 and $2.00 per share, respectively. These shares were issued on February 5, 2021. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.

EMC2 Capital, LLC 1,415,094 Commitment Shares, 2,000,000 Commitment Warrant and 721,663 Purchase Shares - On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the "Commitment Shares") and a warrant to purchase up to two million (2,000,000) shares of common stock (the “Commitment Warrant”). The Commitment Warrant vested upon issuance, expires on its fifth anniversary and had an initial exercise price of $1.59 per share subject to adjustment. The Company agreed to issue a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the EMC2 SPA. The obligation to issue the Commitment Shares and Commitment Warrant and the right of the Company to sell Purchase Shares to EMC2 Capital was dependent on the Company satisfying certain conditions, including notice of effectivness of the shelf registration statement registering the Purchase Shares and the issuance of the Commitment Shares and Commitment Warrant. Fom Our Form S-1 registering 11,993,271 shares of common stock related to the EMC2 SPAwas filed on January 28, 2021 and declared effective on March 3, 2021. As a result of the Securities and Exchange Commission declaring our Registration on Form S-1 effective, the pre conditions necessary for the Company to begin selling Purchase Shares to EMC2 Capital were removed. During fiscal 2021, from March 3, 2021 through June 30, 2021, the Company sold 721,663 Purchase Shares to EMC2 Capital at prices ranging from $0.32 - $0.37 and received total proceeds of $250,051. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.

Fiscal 2020 3,850,000 shares of common stock – On October 15, 2019, the Company sold 2,000,000 shares at $0.01 per share to LionsGate in exchange for cash of $20,000 and on May 8, 2020, the Company issued 1,850,000 shares valued at $2.00 as a bonus for prior service, including related party issuances of 500,000 shares to Charles Strongo, our CEO and 750,000 shares to LionsGate.

Convertible Promissory Notes Dated April 18, 2020 - On April 18, 2020, the Company issued five separate, but identical, unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. No shares have been issued related to the Convertible Notes. For additional information see “NOTE 6 – Convertible Promissory Notes”, under Item 8 of this Annual Report.

The securities issued above were issued by the Company under the exemption from registration afforded by Section 4(a)(2) of the Securities Act, as amended and/or Regulation D promulgated thereunder, as the securities were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

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

The Company was founded to develop and market in-vitro diagnostic (“IVD”) tests for over-the-counter (“OTC” or consumer), or consumer-use and point-of-care (“POC” or professional) which includes hospitals, physicians’ offices and medical clinics, including those within penal systems throughout the US and abroad. The Company currently markets a range of diagnostic test kits for consumer use through OTC sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known POC, in the United States. These test kits are known as in-vitro diagnostic test kits or IVD products.

All of the products we sell are manufactured in a U.S. Food and Drug Administration (“FDA”) Approved Facility in the USA. An FDA Approved facility is a facility that meets Good Manufacturing Practices (“GMP”) with the FDA.

We sell products internationally which are not FDA approved to sell in the US. These products include an FDA Certificate of Exportability and include tests such as Ebola, ZIKA, Dengue, Malaria, Influenza, Tuberculosis, Corona Viruses, and other vector borne diseases.

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

As of June 30, 2021, we had negative working capital of $104,534, a cash balance of $74,702 and inventory balance of $29,681. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Year ended June 30, 2021 compared with the year ended June 30, 2020

	Year Ended June 30,
	2021	2020	Increase / (Decrease)
Revenue	$40,196	$241,624	$(201,428)
Cost of revenue	201,495	150,588	50,907
Gross profit	(161,299)	91,036	(252,335)

Operating expenses
Professional fees	83,790	61,550	22,240
Research and development	481,740	513,003	(31,263)
Selling, general and administrative	317,062	82,078	234,984
Stock compensation	2,544,000	3,700,000	(1,156,000)
Total operating expenses	3,426,592	4,356,631	(930,039)
Loss from operations	(3,587,891)	(4,265,595)	(677,704)
Other income (expense)
Interest expense	(64,732)	(2,857)	61,875
Interest recorded on compensatory warrants	(737,569)	-	737,569
Amortization of debt discount	(163,931)	(17,075)	146,856
Loss on related party transfer of intangible assets	(4,480,000)	-	4,480,000
Total other income (expense)	(5,446,232)	(19,932)	5,426,300
Net loss	$(9,034,123)	$(4,285,527)	$4,748,596

Revenue and Cost of Revenue

During fiscal 2021, the Company’s sales decreased $201,428 from $241,624 in Fiscal 2020 to $40,196 in fiscal 2021. As a result of the COVID pandemic, the Company became laser focused on developing and selling COVID tests. The decrease in our revenue was due to our ability to sell unapproved COVID tests in fiscal 2020 compared to decreasing demand for unapproved tests beginning in fiscal 2021. Our attempts to develop our own FDA approved COVID test proved unsuccessful as was our ability to resell third party COVID tests primarily due to their high-cost relative to our competitors. The Company is currently in the process of refocusing its attention on marketing its core FDA OTC approved products which includes tests for pregnancy, ovulation, colorectal, drugs of abuse, glucose strips and glucose monitors through various platforms, including Walmart, Amazon and eBay. The Company estimates sales of non-COVID-19 tests to begin in fiscal Q2.

Cost of revenue increased in fiscal 2021 resulting in negative gross profit due primarily to fair value adjustments to inventory totaling $171,811 as a result of shelf-life expiration for some products.

Professional Fees

Professional fees relate to expenditures incurred primarily for legal, accounting and financing services. During fiscal 2021 professional fees increased $22,240 due to an $18,000 increase in accounting costs $12,240 increase in financing costs offset by an $8,000 decrease in legal fees.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to certain internal R&D cost allocations, when applicable, and agreements with third-party providers, but primarily with Pan Probe Biotech, owned by Dr. Shujie Cui, our Chief Science Officer. R&D costs are expensed when incurred. During fiscal 2021, R&D costs decreased $31,263 to $481,740 compared to $513,003 in fiscal 2020 primarily due to the timing of costs incurred related to COVID-19 test development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance and communication costs, sales related costs, insurance and other office related costs. SG&A costs increased by $234,984 to $311,062 during fiscal 2021 compared to $82,078 during fiscal 2020. The increase is due to an increase in personnel costs ($162,500), public company related costs ($21,446), rent ($38,639), and marketing ($28,053) offset by a decrease in sales commissions ($13,920) and other G&A costs ($1,734).

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation is based on our stock price at the measurement date and can fluctuate significantly as a result. Stock compensation expense in fiscal 2021 consisted of the issuance of 2,950,000 shares of restricted common stock at a weighted average price of $0.86 per share compared to the fiscal 2020 issuance of 1,850,000 shares of restricted common stock at a weighted average price of $2.00 per share. All shares were issued free of obligation and are valued at the close price of our common stock on the date of grant.

Other Income and (Expense)

Other expense includes “interest expense” relates to the stated interest of our outstanding promissory notes, “interest recorded on compensatory warrants” relates to the relative value of warrants issued in conjunction with common stock as an inducement to enter into a stock purchase agreement with EMC2 Capital, “amortization of debt discount” represents the accretion of the discount applied to our notes as a result of the issuance and modification of detachable warrants and the beneficial conversion feature contained certain notes.

The loss on related party transfer of intangible assets represents value of two separate, exclusive, five-year, license agreements between the Company and Charles Strongo, our CEO, one for the manufacture of Biodegradable plastic for medical devices under provisional patent 63/054,139 and the second license agreement for the use of the intellectual property described as “a Rapid, Micro-Well or Later flow test for Parkinson’s, Dementia, or Alzheimer or ASD” (collectively, the “License Agreements”). The License Agreements were both executed on January 12, 2021 and March 30, 2021. In exchange for entering into the License Agreements, the Company issued a total of 8 million shares of restricted common stock with a market value of $4,480,000. Due to this being a related party transfer with no available historical cost records, the full value of the stock issued was recorded as a loss.

Liquidity and Capital Resources

As of June 30, 2021, our cash totaled $74,702, compared to current liabilities of $508,649. From inception to June 30, 2021, we have incurred an accumulated deficit of $13,782,732. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs of $11,493,569 to support our plans to develop our business. During fiscal 2021, the Company had revenue of $40,196, gross profit of negative $161,299 and used cash in operations of $642,802. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which provided us with $250,000 (upon the sale of 721,663 shares of common stock) during the fourth quarter of fiscal 2021 and $800,000 (upon the sale of 2,343,986 shares of common stock) thus far in fiscal 2022. Additionally, we entered into a Securities Purchase Agreement and related 12% senior secured convertible promissory note on June 18, 2021, under which the Company received funding of $224,500 on July 8, 2021.We are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Year Ended June 30,		Increase / (Decrease)
	2021	2020
Operating activities	$(642,802)	$(685,136)	$42,334
Investing activities	(3,505)	-	(3,505)
Financing activities	706,512	679,715	26,797
Net increase (decrease) in cash	$60,205	$(5,421)	$65,626

Operating Activities

Net cash used in operating activities increased $42,334 or 6% during fiscal 2021 compared to fiscal 2020.

Investing Activities

              The Company purchased computer equipment totaling $3,505 in fiscal 2021.

Financing Activities

              During fiscal 2021, the Company financed its operations from the sale of common stock ($680,051) and net issuance of promissory notes ($26,461). During fiscal 2020, the Company received 1) $20,000 upon the sale of 2,000,000 shares of common stock to LionsGate for $0.01 per share; 2) $564,715 from related party notes and advances; and 3) 95,000 from the sale of convertible promissory notes.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

              We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Due to the level of activity and lack of complex transactions, we believe there are currently no critical accounting policies and estimates that affect the preparation of our financial statements.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements appearing elsewhere in this Form 10-K.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 5 - Transactions With Related Persons” to our Financial Statements included under Item 8 in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global WholeHealth Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global WholeHealth Partners Corporation as of June 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

September 27, 2021

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$74,702	$14,497
Accounts receivable	-	-
Prepaid expenses and other current assets	27,918	15,064
Inventory, net	29,681	152,147
Deferred financing costs	271,814	-
Total current assets	404,115	181,708

Equipment, net of accumulated depreciation of $1,067	2,438	-
Investment in related party common stock	5,000
Total assets	$411,553	$181,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$2,785	$120,965
Convertible notes payable, net of discount of $27,460 and $25,149, respectively	85,000	69,851
Notes payable	43,320	-
Accounts payable and accrued liabilities	148,946	46,321
Related party payables	228,598	4,306
Total current liabilities	508,649	241,443
Total liabilities	508,649	241,443

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2021 and 2020	-	-
Common stock; $0.001 par value, 400,000,000 shares authorized, 78,713,899 and 59,966,358 shares issued and outstanding at June 30, 2021 and 2020, respectively	78,714	59,966
Common stock payable	77,061	-
Additional paid-in capital	13,529,861	4,628,908
Retained deficit	(13,782,732)	(4,748,609)
Total stockholders' equity (deficit)	(97,096)	(59,735)
Total liabilities and stockholders' equity (deficit)	$411,553	$181,708

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020

Revenue	$ 40,196	$ 241,624
Cost of revenue	201,495	150,588
Gross profit	(161,299)	91,036

Operating expenses
Professional fees	83,790	61,550
Research and development - related party	461,040	492,440
Research and development	20,700	20,563
Selling, general and administrative - related party	1,690,204	1,512,422
Selling, general and administrative	1,170,858	2,269,656
Total operating expense	3,426,592	4,356,631
Loss from operations	(3,587,891)	(4,265,595)
Other income (expense)
Interest expense	(802,301)	(2,857)
Amortization of debt discount	(163,931)	(17,075)
Loss on related party transfer of intangible assets	(4,480,000)	-
Total other income (expense)	(5,446,232)	(19,932)
Net loss	$ (9,034,123)	$(4,285,527)

Basic and Diluted Loss per Common Share	$ (0.14)	$ (0.07)

Weighted average number of common shares outstanding - basic and diluted	65,905,595	57,804,167

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, June 30, 2019	56,116,358	$56,116	$426,784	$-	$(463,082)	$19,818
Common stock issued to related party for cash at $0.01 per share	2,000,000	2,000	18,000	-	-	20,000
Issuance of common stock for services	1,850,000	1,850	3,698,150	-	-	3,700,000
Forgiveness of related party advances	-	-	443,750	-	-	443,750
Discount on convertible promissory notes due to beneficial conversion feature	-	-	42,224	-	-	42,224
Net loss for the year ended June 30, 2020	-	-	-	-	(4,285,527)	(4,285,527)
Balance, June 30, 2020	59,966,358	59,966	4,628,908	-	(4,748,609)	(59,735)
Common stock issued for cash	514,298	514	429,486	-	-	430,000
Common stock sold pursuant to the EMC2 SPA	721,663	722	(722)	-	-	-
Common stock issued upon conversion of convertible promissory note	146,486	147	55,503	77,061	-	132,711
Common stock issued for services	2,950,000	2,950	2,541,050	-	-	2,544,000
Common stock issued for license agreements with Charles Strongo	8,000,000	8,000	4,472,000	-	-	4,480,000
Investment in related party common stock	5,000,000	5,000	-	-	-	5,000
Common stock issued as compensation for financings	1,415,094	1,415	1,258,019	-	-	1,259,434
Discount on convertible promissory notes due to beneficial conversion feature	-	-	145,617	-	-	145,617
Net loss for the year ended June 30, 2021	-	-	-	-	(9,034,123)	(9,034,123)
Balance, June 30, 2021	78,713,899	$78,714	$13,529,861	$77,061	$(13,782,732)	$(97,096)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,034,123)	$(4,285,527)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on related party transfer of intangible assets	4,480,000	-
Common stock issued for services	2,544,000	3,700,000
Amortization of debt discount	163,931	17,075
Interest recorded on compensatory warrants	737,569	-
Depreciation and amortization	1,067	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expenses and other current assets	(12,854)	(15,064)
(Increase) decrease in inventory	122,466	(152,147)
Increase (decrease) in accounts payable and accrued expenses	127,336	46,321
Increase (decrease) related party payables	227,806	4,206
Net cash flows used in operating activities	(642,802)	(685,136)

Cash flows used in investing activity
Purchase of equipment	(3,505)	-
Net cash flows used in investing activity	(3,505)	-

Cash flows from financing activities
Proceeds from sale of common stock	680,051	20,000
Proceeds from convertible promissory notes	162,000	95,000
Payments on convertible promissory notes	(73,000)	-
Proceeds from promissory notes	75,000	-
Payments on promissory notes	(15,845)	-
Proceeds from related party note, net	144,576	564,715
Payments of related party note	(266,270)	-
Net cash flows from financing activities	706,512	679,715
Change in cash	60,205	(5,421)
Cash at beginning of period	14,497	19,918
Cash at end of period	$74,702	$14,497

Supplemental disclosure of cash flow information:
Interest paid in cash	$32,680	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$132,711	$-
Debt discount recorded for beneficial conversion feature	$145,617	$-

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 1 – Organization and Going Concern

Organization

Global WholeHealth Partners Corporation was incorporated on March 7, 2013 in the State of Nevada under the name Texas Jack Oil and Gas Corp. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation. The Company’s ticker symbol changed to GWHP.

The Company sells and develops in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 Test, 6-minute rapid whole blood Ebola Test, 6-minute whole blood Zika test, 8-minute whole blood rapid TB test and over 75 other tests.

The Company was originally organized for the purpose of exploration of Oil and Gas. However, the Company was unable to establish an oil and gas concern and was abandoned in 2016. On February 27, 2019, the Clark County District Court of Nevada appointed a custodian to the Company. The custodian reestablished the Company in good standing.

On May 9, 2019, the Board reverse split (1-for-500) the outstanding Common Shares of 58,172,000 to 116,358 shares.

May 23, 2019, the Company and LionsGate Funding Group LLC (“LionsGate”), owner of a majority of the Company’s outstanding common stock as of May 23, 2019, entered into a Stock Sale and Purchase Agreement (the “SPA”) which closed on June 27, 2019. Pursuant the SPA, the Company issued 56,000,000 shares of common stock to LionsGate in exchange for 100% of their interests in Global WholeHealth Partners Corp., a private Wyoming corporation incorporated on April 9, 2019 (“Global Private”). Global Private has contacts with suppliers and contract manufacturers in the In vitro diagnostic industry, with rights to sell rapid diagnostic tests, such as the following: 6-minute rapid whole blood Ebola Test, 6-minute whole blood Zika test, 88minute whole blood rapid TB test and 75 plus other tests more than 40 which are FDA approved. Due to the common control of the Company and Global Private, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control”, the SPA was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had been combined as of the beginning of the periods presented. The consolidated financial statements include both entities’ full results since the inception of Global Private.

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
As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $642,802 for the year ended June 30, 2021 and has an accumulated deficit of $13,782,732 from inception through June 30, 2021. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

On May 19, 2021, the Company entered into a Partnership Joint venture Philippines agreement with AAJ Partners Corp, a Philippine Company for the purpose of establishing a manufacturing facility. The agreement provides the Company with 40% interest in the joint venture once formally formed. As of June 30, 2021, the joint venture legal entity was in the process of formation. The Company expects to report the results of the joint venture under the equity method of accounting.

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

Inventory

Inventory is comprised of finished goods and stated at the lower of cost or net realizable value. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose. During the year ended June 30, 2021, the Company recognized $171,811 of adjustments to reduce the value of inventory due primarily to the reduction in selling prices of COVID-19 test products.

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

The Company had one customer that represented 57.2% of revenue for the year ended June 30, 2021. The Company had three customers that represented 87.6% of revenue (59.6%, 17.4% and 10.6%) for the year ended June 30, 2020. No other customers represented greater than 10% of sales.

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

Derivatives

All derivatives are recorded at fair value on the balance sheet. The Company has determined fair values using market-based pricing models incorporating readily available prices and or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity) that requires judgment and estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Transactions with Related Parties

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

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible notes and warrants to purchase common stock. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year Ended June 30, 2021	Year Ended June 30, 2020
Common stock warrants	2,216,975	-
Convertible promissory notes	10,354	10,727

Research and Development

Research and development costs primarily consist of research contracts for the advancement of product development. The Company expenses all research and development costs in the period incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

Recent accounting pronouncements not yet adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on July 1, 2021. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

Recently adopted accounting pronouncements

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity securities (Topic 321), Investments - Equity method and joint ventures (Topic 323), and Derivatives and hedging (Topic 815) - Clarifying the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update improve the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and clarify the scope considerations for forward contracts and purchased options on certain securities. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company did not early adopt and believes the adoption of this new guidance will not have a material impact on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted ASU 2019-12 effective July 1, 2021. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, financial position, results of operations, or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a free-standing equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have a material accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU No. 2017-11 at the beginning of the fiscal 2020 with no impact on its Financial Statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the consolidated financial statements.

NOTE 3 – Equipment

Equipment consists of the following:

	June 30,
	2021	2020
Computers, office equipment and software	$3,505	$-
Total equipment	3,505	-
Accumulated depreciation	(1,067)	-
Equipment, net	$2,438	$-

During the year ended June 30, 2021, the Company purchased $3,505 of computer equipment. During fiscal 2021, the Company recognized depreciation expense of $1,067.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 78,713,899 and 56,116,358 shares were issued and outstanding as of June 30, 2021 and June 30, 2020, respectively.

On April 20, 2021, the  Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva by Empire Associates on behalf of the Company. The shares were unissued as of June 30, 2021, but are included in the calculation of EPS on an as-if issued basis.

On April 12, 2021, the Company and Nunzia Pharmaceutical, Inc. entered into a Mutual Sales and Marketing Agreement (the “MSMA”). Pursuant to the terms of the MSMA, each company has mutual abilities to share their products for sale under nonexclusive but favorable conditions and prices. The duration of the agreement is for an initial period of five years commencing on April 12, 2021. As consideration for the MSMA, the Company agreed to issue 5,000,000 shares of its restricted common stock to Nunzia and Nunzia agreed to issue 5,000,000 shares of its restricted common stock to the Company. Due to the related party nature of the MSMA, the Company recorded the issuance of its shares at par value and the receipt of shares from Global at par value or $5,000 and reflected the balance as a non-current asset under the account “Investment in related party.”

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

On February 21, 2021, the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

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

On September 24, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 shares of restricted common stock at a price of $1.14 per share ($250,000 total) which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021, and are included in the earnings per share calculation on an as-if-issued basis.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the "Commitment Shares") and a warrant to purchase up to two million (2,000,000) shares of common stock (the “Commitment Warrant”). The Commitment Warrant vested upon issuance, expires on its fifth anniversary and had an initial exercise price of $1.59 per share subject to adjustment whereby in the event that the bid price drops below the exercise price, at any time, the exercise price will decease by a prescribed amonut. If the bid price drops below $0.59 per share, the exercise price would be adjusted to par value, or $0.001 per share. Additionally, the Company agreed to issue a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the EMC2 SPA, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. The obligation to issue the Commitment Shares and Commitment Warrant and the right of the Company to sell Purchase Shares to EMC2 Capital was dependent on the Company satisfying certain conditions, including notice of effectivness of the shelf registration statement registering the Purchase Shares and the issuance of the Commitment Shares and Commitment Warrant. Fom Our Form S-1 registering 11,993,271 shares of common stock related to the EMC2 SPA was filed on January 28, 2021 and declared effective on March 3, 2021, the measurement date.

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

As a result of the Securities and Exchange Commission declaring our Registration on Form S-1 effective, the pre conditions necessary for the Company to begin selling Purchase Shares to EMC2 Capital were removed. As a result, the Company determined the relative fair value of the Commitment Warrants and Commitment Shares to be $737,569 and $521,865, respectively and recorded a deferred financing asset of $521,865 and interest expense of $737,569. Subsequent cash receipts from the sale of Purchase Shares will first be allocated to the deferred financing cost asset.

During fiscal 2021, from March 3, 2021 through June 30, 2021, the Company sold 721,663 purchase shares to EMC2 Capital at prices ranging from $0.32 - $0.37 and received total proceeds of $250,051.

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

During the year ended June 30, 2020, the number of shares increased by 3,850,000 as a result of the Company selling 2,000,000 shares at $0.01 per share to LionsGate in exchange for cash of $20,000 and on May 8, 2020, issuing 1,850,000 shares valued at $2.00 as a bonus for prior service, including related party issuances of 500,000 shares to Charles Strongo, our CEO and 750,000 shares to LionsGate.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of June 30, 2021 and 2020 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Description	June 30,	June 30,	Weighted Average Exercise Price	Date of	Expiration
	2021	2020		Issuance
EMC2 Capital	2,000,000	-	Variable	July 22, 2020	July 22, 2025
Geneva	51,975	-	Variable	April 26, 2021	April 26, 2024
Firstfire	165,000	-	variable	June 18, 2021	June 18, 2024
Total	2,216,975	-

NOTE 5 –Transactions with Related Persons

On April 12, 2021, the Company and Nunzia Pharmaceutical, Inc. entered into a Mutual Sales and Marketing Agreement pursuant to which Nunzia and the Company exchanged 5,000,000 shares of common stock. For additional information, see “NOTE 4 – Stockholder’s Equity.”

On March 30, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 5,000,000 shares of restricted common stock. For additional information, see “NOTE 4 – Stockholder’s Equity.”

On February 21, 2021 the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

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

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies in validation of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the year ended June 30, 2020, LionsGate provided advances totaling $564,715 which was used to pay professional fees of $57,000, general costs of $29,965 and research studies for the development of CoVid-19 related tests of $477,750, including $465,250  paid to Pan Probe Biotech to perform studies in validation of the Company’s CoVid-19 tests. On March 30, 2020, in conjunction with their entry into the Note (defined below), LionsGate forgave $443,750, see below for additional information. During the year ended June 30, 2021, the Company incurred R&D costs of $461,040 and paid Pan Probe $229,250 for R&D work leaving a balance due of $228,480 as of June 30, 2021.

The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the years ended June 30, 2021 and 2020, the Company recognized $10,204 and $5,102 of rent expense, respectively, related to this arrangement.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owing under the Note as of January 27, 2021. The Promissory Note matures on December 31, 2021. During fiscal 2021 and 2020, LionsGate provided advances under the Note, Note Amendment and Promissory Note totaling $266,270 and $58,090, respectively. During fiscal 2021 and 2020, the Company repaid amounts owing under the Note, Note Amendment and Promissory Note totaling $267,750 and $0, respectively.

During fiscal 2021 and 2020, the Company recognized $2,178 and $1,316, respectively, of interest expense related to the Note, Note Amendment and Promissory Note. As of June 30, 2021, the Note principal balance is $2,785 and accrued interest balance is $0.

NOTE 6 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 in interest payable. During fiscal 2021 and 2020, the Company recognized $7,143 and $1,541, respectively, of interest expense; and $25,149 and $17,075, respectively, of accretion. As of June 30, 2021, the Convertible Notes principal balance is $85,000 and accrued interest balance is $8,184

Firstfire Global Opportunities Fund LLC

On June 18, 2021 (the "Issue Date"), the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC ("Firstfire"), for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $275,000 and 165,000 stock purchase warrants. On July 8, 2021, the Company received $224,500 net of a $25,000 original issue discount and $25,500 of placement agent and legal fees, and issued a senior secured convertible promissory note (the "Firstfire Note") in the amount of $275,000. The terms of the Firstfire Note provide for all principal and interest due in twelve (12) months on June 18, 2022, with $33,000 of interest (i.e., $275,000 x 12%) earned as of the Issue Date, interest due upon default of 20% annually, a prepayment penalty of 5% of all outstanding amounts due, and if the Company triggers and event of default which is not cured, then the total of all amounts owing will be increased by 25%, to be paid at the discretion of Firstfire, in the form of cash or conversion into common stock. The Firstfire Note is convertible any time after the Issue Date into shares of common stock at a conversion price that is the lesser of $0.35 per share or seventy percent (70%) of the lowest traded price of our common stock during the ten (10) trading day period prior to conversion. Conversion of the Firstfire Note and/or the Firstfire Warrant is limited to Firstfire beneficially owning no more than 4.99% of the outstanding common stock of the Company.

Additionally, the Company entered into a Registration Rights Agreement with Firstfire whereby the Company agreed to file within 90 days and have declared effective within 120 days from the Issue Date, a registration statement to cover the shares issuable under the Firstfire Note and Firstfire Warrant. Failure to file within 90 days will result in a $2,500 in liquidated damages. Failure to have the registration declared effective before 120 days will result in a $2,500 in liquidated damages.

As additional consideration, the Company granted Firstfire a warrant to purchase 165,000 shares of our common stock (the "Firstfire Warrant") at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant shares is not available for the resale of such Firstfire Warrant shares. The fair value of the Firstfire Warrant was $0.36 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.41 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.47% (4) expected life of 3 years, (5) expected volatility of 194.5%, and (6) zero expected dividends market price of common stock. This resulted in allocating $48,849 to the Firstfire Warrant and $226,151 to the Firstfire Note. Then, we calculated the debt discount attributable to the beneficial conversion feature which amounted to $264,372. As a result of the original issue discount, fees,  warrant and beneficial conversion feature of the Firstfire Note, the Company recorded a debt discount of $275,000 which is being accreted over the term of the Firstfire Note.

Geneva Promissory Note dated April 26, 2021

On April 26, 2021, the Company and Geneva entered into a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the "Geneva Promissory Note ") and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). Under the Geneva Promissory Note the Company received net proceeds of $75,000 which included deductions for a 10% original issue discount, $3,000 for legal fees and $750 as a due diligence fee. The Geneva Promissory Note matures in one (1) year, requires ten (10) monthly payments of $9,529 beginning June 1, 2021, and is unsecured. Upon an event of default, the Geneva Promissory Note will increase to 150% times the sum of the then outstanding principal, become immediately due, accrue interest at 22% per year, and become convertible into shares of common stock at an exercise price of 75% multiplied by the lowest trading price of our common stock during the five (5) trading day period prior to conversion. Geneva has agreed to restrict its ability to convert the Geneva Promissory Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva Promissory Note represents a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. On August 9, 2021, the Company repaid, in whole, the balance due under the Geneva Promissory Note, or $57,173.

As a condition to the Creditor’s entry into the Geneva Promissory Note, the Company issued Geneva a Stock Purchase Warrant (the “Geneva Warrant”) to purchase up to 51,975 shares of the Company’s common stock, which are exercisable from October 23, 2021 to April 26, 2024, with an exercise price of $0.50. The fair value of the Geneva Warrant was $0.56 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.60 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.35% (4) expected life of 3 years, (5) expected volatility of 206%, and (6) zero expected dividends market price of common stock. This resulted in allocating $29,106 to the Geneva Warrant and $57,519 to the Geneva Promissory Note. As a result of the original issue discount, legal fees, due diligence fee and warrant, on April 26, 2021, the Company recorded a debt discount of $33,411 which is being accreted over the term of the Geneva Promissory Note.

During the fiscal 2021, the Company made two payments totaling $19,058 and recognized interest expense and accretion of the debt discount of $3,213 and $5,951, respectively.

Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020

On July 13, 2020, August 3, 2020 and September 8, 2020 (the “Issue Dates”), the Company and Geneva Roth Remark Holdings, Inc. ("Geneva") entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs"). Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020, August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the "Geneva CPNs"). Pursuant to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note were funded net of $3,000 in legal fees). The Geneva CPNs matured in one year, accrued interest of 10% and, after 180 days, were convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Geneva CPN’s may be prepaid anytime up to 180 days from issuance with the following prepayment penalties: 1) The period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, 125%; 2) The period beginning on the date that is ninety-one (91) day from the Issue Date and ending one hundred fifty (150) days following the Issue Date, 135%; and 3) The period beginning on the date that is one hundred fifty-one (151) day from the Issue Date and ending one hundred eighty (180) days following the Issue Date, 139%. Geneva agreed to restrict its ability to convert the Geneva CPNs and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise did not exceed 4.99% of the then issued and outstanding shares of common stock. The Geneva CPNs represented a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Geneva CPNs include penalties and rescission rights if the Company does not deliver shares of our common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 22%.

On December 21, 2020, the Company paid $90,487 as full payment of the Geneva CPN dated July 13, 2020. The payment included $63,000 of principal, $2,917 of interest related to the coupon and $24,570 as a prepayment penalty recorded as interest expense.

On February 16, 2021, Empire Associates, Inc., an unaffiliated company, paid off the balance, in-full, on the note dated August 3, 2020. The payment totaled $77,061 and included $55,000 of principal, $3,256 of interest related to the coupon and $18,805 as a prepayment penalty recorded as interest expense. At the time of payoff, the Company and Empire Associates, Inc. had not entered into any agreements related to the payment of the Geneva CPN dated August 3, 2020. On April 20 the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,061 paid to Geneva on behalf of the Company.

On March 15, 2021, the Company issued 146,486 shares of common stock to Geneva upon their conversion, in-full, of $53,000 of Principal and $2,650 of unpaid interest owing under the Geneva CPN dated September 8, 2020.

The debt discount attributable to the legal fees paid and fair value of the beneficial conversion feature contained in the Geneva CPNs amounted to $132,831 and was accreted over the term of the Geneva CPNs. In the event a Geneva CPN was paid in advance of its maturity date, the future accretion was recorded in the period the related Geneva CPN was repaid.

Related to the Geneva CPNs, during fiscal 2021, the Company recognized $52,754 of interest expense $132,831 of accretion. As of June 30, 2021, a balance of $77,061 is recorded to common stock payable.

NOTE 7 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”) was enacted into law. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduced other changes that impacted corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduced an international tax reform that moved the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations were subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. This change had no impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$1,275,168	$166,545
Statutory tax rate	21%	21%
Total deferred tax assets	267,785	34,974
Less: valuation allowance	(267,785)	(34,974)
Net deferred tax asset	$-	$-

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended June 30, 2021 and 2020 is as follows:

	2021	2020
Federal Statutory Rate	$1,897,166	$899,961
Nondeductible expenses	(1,664,355)	(873,877)
Change in allowance on deferred tax assets	232,811	26,084

The net increase in the valuation allowance for deferred tax assets was $232,811 and $26,084 for the years ended June 30, 2021 and 2020, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at June 30, 2021 available to offset future federal taxable income, if any, of $1,275,168. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2018 through 2020 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2021 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock.

Subsequent to the end of fiscal 2021 through September 8, 2021, the Company has sold 2,343,986 purchase shares to EMC2 Capital at prices ranging from $0.30 - $0.34 and received total proceeds of $800,001.

On June 18, 2021, the Company and Firstfire entered into a Securities Purchase Agreement, the Firstfire Note and Firstfire Warrant. The transaction was consumated on July 8, 2021 upon the receipt of funds totaling $224,500.

On July 1, 2021, the Company paid LionsGate $24,000 or $21,215 in excess of the balance owing to LionsGate which the Company recorded as a receivable.

On August 9, 2021, the Company repaid, in whole, the balance due under the Geneva Promissory Note, or $57,173.

During August, the Company paid Charles Strongo, our CEO, the total sum of $50,000 for work performed in fiscal 2021.

During July, the Company paid Rene Alvarez, our COO, the total sum of $75,000 of which $25,000 related to work performed in fiscal 2021 and $50,000 for services provided in fiscal 2022.

On August 12, 2021, the Company granted and on September 2, 2021, issued 750,000 shares of restricted common stock in exchange for services valued at $354,750 based on the close price of our common stock on August 12, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2021, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of June 30, 2020.

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

Name	Age	Current Position With Us	Director or Officer Since
Charles Strongo	57	CEO, Treasurer, Chairman and Secretary	August 1, 2019
Rene Alvarez	83	COO, President, Director	August 1, 2019
Dr. Shuijie Cui	57	Chief Science Officer and Director	August 1, 2019
Dr. Scott Ford	68	Director	August 1, 2019
Wolfgang Groeters	86	Director	August 1, 2019
Dr. Miriam Lisbeth Paez De La Cerda	44	Director	January 5, 2021

Former Officers and Directors

Richard Johnson, CFO, Treasurer and Director from August 1, 2019 through his retirement on August 21, 2020.

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

Rene Alvarez. Mr. Alvarez currently serves as the Company’s COO/President as of May 8, 2020 and Director since August 1, 2019. Mr. Alvarez is a graduate of Canisius College (BS in Accounting) and earned a law degree at the State University of New York at Buffalo (LLB and JD degrees). He was admitted to the New York State Bar Association in 1969. Mr. Alvarez also spent two years in the U.S. Army where he attained the rank of Captain and earned the Bronze Star while serving in Viet Nam. After fulfilling his military service, he joined Ford Motor Company in 1969 where he held various key executive positions including Senior Vice President of a Ford subsidiary from which he retired in 1999. After retiring, Mr. Alvarez joined LA Fitness International, LLC as Corporate Vice President until he once again retired in June of 2011. Mr. Alvarez also served as Chairman of the Board of L. L. Knickerbocker Company, a major marketing and distribution source for celebrity products and currently serves on the Boards of Planet Electric, Inc., Whole Health Product, Inc., Las Vegas Cares, and Nevco Co. Mr. Alvarez resides in Newport Beach, California with his wife and two children.

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

Dr. Miriam Lisbeth Paez De La Cerda. Dr. Miriam Lisbeth Paez De La Cerda is a General Practitioner with over 15 years of experience. Dr. Miriam currently serves as an outpatient physician at the Institute of Security and Social Services for Government and Municipal Workers of the State of Baja California (ISSSTECALI) since 2007. From 2005 through 2017, Dr. Miriam served as an outpatient physician at Centro de Integracion Juvenil A.C. working as a family doctor and in the risk reduction program for drug addicts. Dr. Miriam actively works to prevent drug addiction by training and recruiting promoters and volunteers of preventive programs for addictions, holding youth forums for addiction prevention, workshops and informative talks (protection and risk factors) in schools, companies and government institutions. Dr. Miriam regularly administers rapid tests for the detection of drugs, HIV and Hepatitis C.

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

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. At this time, after considering all of the relevant facts and circumstances, our Board has determined that Dr. Scott Ford, Wolfgang Groeters and Dr. Miriam Lisbeth Paez De La Cerda qualify as “independent” directors”. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have three executive officers and six directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer who is also the Chairman of the Board, a Chief Operating Officer and Chief Science Officer both of whom are also Directors and three other Directors which are independent — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be separated based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day-to-day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal years ended June 30, 2021 and 2020:

Name and Principal Position	Year Ended June 30,	Salary ($)	Stock Awards ($)	Total ($)
Charles Strongo (1) (2) CEO, Treasurer, Chairman and Secretary	2021	75,000	4,624,000	4,699,000
	2020	-	1,000,000	1,000,000
Richard Johnson (1) Former CFO, Treasurer and Director	2021	20,000	-	20,000
	2020	-	-	-
Rene Alvarez (3) COO, President and Director	2021	79,800	144,000	223,800
	2020	10,000	1,000,000	1,010,000
Dr. Shuijie Cui (4) Chief Science Officer and Director	2021	-	144,000	144,000
	2020	-	-	-
Sara P. Gonzales (1) Former CEO, President, Treasurer and Secretary	2020	-	-	-

(1) Sara Gonzales was appointed as CEO, President, Treasurer, Secretary and Director on May 6, 2019. Sara Gonzales did not earn and was not paid any compensation during her tenure. Sara Gonzales resigned all positions on August 1, 2019 except as Secretary which position she resigned from on April 15, 2020 and Mr. Strongo assumed. In her place, on August 1, 2019, the Company appointed Charles Strongo to serve as the Company’s CEO, President and Chairman and Richard Johnson to serve as the Company’s CFO, Treasurer and Director. Richard Johnson served a CFO, Treasurer and Director through August 21, 2020.

(2) Mr Strongo was granted 500,000 shares of common stock on May 8, 2020 valued at the close price of our common stock ($2.00 per share) resulting in $1,000,000 of compensation in fiscal 2020. In Fiscal 2021, Mr. Strongo was granted 1) 200,000 shares on January 5, 2021 valued at the close price of our common stock ($0.72 per share) or $144,000; 2) 3,000,000 shares pursuant to the Patent License Agreement dated January 12, 2021 valued at the close price of our common stock ($0.46 per share) or $1,380,000; and 3) 5,000,000 shares pursuant to the IP License Agreement dated March 30, 2021 valued at the close price of our common stock ($0.62 per share) or $3,100,000. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.

(3) Mr. Alvarez was $10,000 in cash compensation during fiscal 2020 and granted 500,000 shares of common stock on May 8, 2020 valued at the close price of our common stock ($2.00 per share) resulting in $1,010,000 of compensation in fiscal 2020. In Fiscal 2021, Mr. Alvarez received $54,800 in cash compensation and was granted 200,000 shares on January 5, 2021 valued at the close price of our common stock ($0.72 per share) or $144,000.

(4) In Fiscal 2021, Mr. Cui was granted 200,000 shares on January 5, 2021 valued at the close price of our common stock ($0.72 per share) or $144,000.

Employment Agreements

We currently have no employment agreements in place. The Board approved cash compensation to be paid to Mr. Strongo and Mr. Alvarez for fiscal 2021 in the amount of $75,000 and $79,800, respectively, and to compensate each of Messrs. Strongo and Alvarez $75,000 during fiscal 2022.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

COMPENSATION OF DIRECTORS

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. In establishing director compensation, the Board is guided by the following goals:

•        compensation should consist of cash and/or equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

•        compensation should align the directors’ interests with the long-term interests of stockholders; and

•        compensation should assist with attracting and retaining qualified directors.

For their services as directors, on January 5, 2021, the Board granted 200,000 shares of restricted common stock to each of the six (6) directors. The stock was valued at the close price of our common stock ($0.72 per share) or $144,000 per director and $864,000 in total. No Board compensation was paid during fiscal 2020.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our Bylaws designate the relative duties and responsibilities of our officers and establish procedures for actions by directors and stockholders and other items. Our bylaws also contain indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. For additional information, see Exhibit 3.2 to this Annual Report.

Directors' and Officers' Liability Insurance

We have not obtained directors' and officers' liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Charles Strongo	14,025,531	17.1%
Rene Alvarez	7,493,698	9.1%
Dr. Scott Ford	1,039,132	1.3%
Dr. Shuijie Cui	2,975,000	3.6%
Wolfgang Groeters	2,230,000	2.7%
Dr. Miriam Lisbeth Paez De La Cerda	200,000	*
All Directors and Officers as a Group	27,963,361	34.1%

5% shareholders
Charles Strongo	14,025,531	17.1%
Rene Alvarez	7,493,698	9.1%
5% shareholders as a group	21,519,229	26.2%
Total Directors and Officers and 5% Shareholders	27,963,361	34.1%

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 1402 N El Camino Real, San Clemente, CA 92672.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 82,057,885 shares of common stock issued and outstanding as of September 8, 2021. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. All the share amounts listed represent common stock held. No derivatives are owned by the parties listed in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving Global WholeHealth Partners or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. Immediate family members include spouses, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant)

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•        any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•        compensation to executive officers determined by the Board;

•        compensation to directors determined by the Board;

•        transactions in which all security holders receive proportional benefits; and

•        banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

Review, Approval or Ratification of Transactions with Related Persons

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. An interested related party who serves on the Board shall recuse their self from the review and approval of a related party transaction in which they have an interest in the transaction. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.

The following is a description of each transaction since the beginning of 2019, and each currently proposed transaction, in which:

•        we have been or are to be a participant;

•        the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years; and

•        any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

For additional information see “NOTE 5 – Transactions with Related Persons”, under Item 8 of this Annual Report.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BFBorgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended June 30, 2021 and 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

Audit Fees

We have incurred fees totaling $38,200 and $54,500 for professional services related to the audit of our financial statements for the fiscal years ended June 30, 2021 and 2020, respectively.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended June 30, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

●    Report of Independent Registered Public Accounting Firm;

●    Balance Sheets as of June 30, 2021 and 2020;

●    Statements of Operations for the years ended June 30, 2021 and 2020;

●    Statements of Stockholders’ Deficit for the years ended June 30, 2021 and 2020;

●    Statements of Cash Flows for the years ended June 30, 2021 and 2020; and

●    Notes to Financial Statements

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

Global WholeHealth Partners Corporation

(Registrant)

September 27, 2021

By: /s/ Charles Strongo

Charles Strongo

Chief Executive Officer, Treasurer, Secretary and Chairman

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Strongo Charles Strongo	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2021

/s/ Rene Alvarez Rene Alvarez	Chief Operating Officer, President and Director	September 27, 2021

/s/ Dr. Shuijie Cui Dr. Shuijie Cui	Chief Science Officer and Director	September 27, 2021

/s/ Dr. Scott Ford Dr. Scott Ford	Director	September 27, 2021

/s/ Wolfgang Groeters Wolfgang Groeters	Director	September 27, 2021

/s/ Dr. Miriam Lisbeth Paez De La Cerda Dr. Miriam Lisbeth Paez De La Cerda	Director	September 27, 2021

Exhibit Index

Exhibit No	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038-P (Incorporated by reference to the Form 10 filed on December 19, 2019)
3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.3	Certificate of Change dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.4	Certificate of Amendment dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.5	Certificate of Change dated August 30, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)
4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
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

4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.12*	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.13*	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.14*	Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.15*	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)
10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)
10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)
10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.9	Partnership Joint Venture Philippines Agreement dated May 19, 2021 (Incorporated by reference to Form 8-K filed on May 21, 2021)
10.10*	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and LinosGate Funding Mangement LLC dated July 18, 2021
99.1	Acknowledgement Letter from the FDA dated March 15, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
99.2	Acknowledgement Letter from the FDA dated April 6, 2020 (Incorporated by reference to the Form 8-K filed on April 10, 2020)
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema Document
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

 *Filed herewith.

§ Management contract or compensatory plan.

