Form 10-Q
period 2021-09-30
Global Wholehealth Partners Corp
filed 2021-11-05
CIK 1598308

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56035

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	46-2316220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 Calle Cordillera
San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

1403 N. El Camino Real, San Clemente, CA 92672

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,327,383 shares of common stock, par value $0.001, were outstanding on October 27, 2021.

2

 GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2021	2021
ASSETS	(Unaudited)
Current assets:
Cash	$303,986	$74,702
Prepaid expenses and other current assets	309,861	27,918
Inventory, net	29,681	29,681
Deferred financing costs	-	271,814
Total current assets	643,528	404,115

Equipment, net of accumulated depreciation of $1,358 and $1,067	2,147	2,438
Investment in related party common stock	5,000	5,000
Deposits	32,621	-
Total assets	$683,296	$411,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$-	$2,785
Convertible notes payable, net of discount of $545,781 and $27,460, respectively	199,219	85,000
Notes payable	-	43,320
Accounts payable and accrued liabilities	150,405	148,946
Related party payables	135,603	225,598
Total current liabilities	485,227	508,649
Total liabilities	485,227	508,649

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2021 and June 30, 2021, respectively	-	-
Common stock; $0.001 par value, 400,000,000 shares authorized, 83,152,383 and 78,713,899 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	83,152	78,714
Additional paid-in capital	15,298,620	13,529,861
Common stock payable	129,000	77,061
Deferred compensation	(96,750)	-
Retained deficit	(15,215,953)	(13,782,732)
Total stockholders' equity (deficit)	198,069	(97,096)
Total liabilities and stockholders' equity (deficit)	$683,296	$411,553

(The accompanying notes are an integral part of these consolidated financial statements)

4

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2021	2020

Revenue	$375	$15,385
Cost of revenue	-	10,544
Gross profit	375	4,841

Operating expenses
Professional fees	57,250	33,775
Research and development - related party	507,005	138,310
Research and development	-	700
Selling, general and administrative - related party	57,250	7,653
Selling, general and administrative	584,048	25,610
Total operating expense	1,205,553	206,048
Loss from operations	(1,205,178)	(201,207)
Other income (expense)
Interest expense	(86,364)	(4,906)
Amortization of debt discount	(141,679)	(41,050)
Total other income (expense)	(228,043)	(45,956)
Net loss	$(1,433,221)	$(247,163)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	81,486,898	59,979,728

(The accompanying notes are an integral part of these consolidated financial statements)

5

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-in	Common Stock	Deferred	Retained	Total Stockholders' Equity
	Amount	Shares	Capital	Payable	Compensation	Deficit	(Deficit)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
BALANCE JULY 1, 2021	78,713,899	$78,714	$13,529,861	$77,061	$-	$(13,782,732)	$(97,096)
Common stock sold pursuant to the EMC2 SPA	3,438,484	3,438	799,748	-	-	-	803,186
Common stock issued upon conversion of convertible promissory note	250,000	250	76,811	(77,061)	-	-	-
Common issued stock related to services	750,000	750	354,000	129,000	(96,750)	-	387,000
Discount on convertible promissory notes due to beneficial conversion feature	-	-	538,200	-	-	-	538,200
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(1,433,221)	(1,433,221)
Balance, September 30, 2021	83,152,383	$83,152	$15,298,620	$129,000	$(96,750)	$(15,215,953)	$198,069

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$-	$-	$(4,748,609)	$(59,735)
Common stock issued for cash	-	-	-	340,000	-	-	340,000
Discount on convertible promissory notes due to beneficial conversion feature	-	-	123,831	-	-	-	123,831
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	$59,966	$4,752,739	$340,000	$-	$(4,995,772)	$156,933

(The accompanying notes are an integral part of these consolidated financial statements)

6

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,433,221)	$(247,163)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for services	387,000	-
Amortization of debt discount	141,679	41,050
Depreciation and amortization	291	194
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(189,564)	12,513
(Increase) decrease in inventory		(62,456)
Increase (decrease) in accounts payable and accrued expenses	1,459	(37,965)
Increase (decrease) related party payables	(92,995)	(961)
Net cash flows used in operating activities	(1,185,351)	(294,788)

Cash flows used in investing activity
Purchase of equipment	-	(3,505)
Net cash flows used in investing activity	-	(3,505)

Cash flows from financing activities
Proceeds from sale of common stock	950,000	340,000
Proceeds from convertible promissory notes	538,200	162,000
Payments on promissory notes	(70,780)	-
Proceeds from related party note, net	-	24,410
Payments of related party note	(2,785)	(110,000)
Net cash flows from financing activities	1,414,635	416,410
Change in cash	229,284	118,117
Cash at beginning of period	74,702	14,497
Cash at end of period	$303,986	$132,614

Supplemental disclosure of cash flow information:
Interest paid in cash	$5,450	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$356,656	$-

(The accompanying notes are an integral part of these consolidated financial statements)

7

 GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Global WholeHealth Partners Corporation and Subsidiary (the “Company”) as of September 30, 2021, and for the three months ended September 30, 2021 and 2020, include the accounts of the Company and its wholly-owned and controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations for the three months ended September 30, 2021 and 2020, and stockholders’ equity and cash flows for the three months ended September 30, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

COVID-19 Pandemic and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

On March 27, 2020, then President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

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
As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $1,185,351 for the three months ended September 30, 2021 and has an accumulated deficit of $15,215,953 from inception through September 30, 2021. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Accounting Pronouncements Recently Adopted

 In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on July 1, 2021. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity securities (Topic 321), Investments - Equity method and joint ventures (Topic 323), and Derivatives and hedging (Topic 815) - Clarifying the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update improve the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and clarify the scope considerations for forward contracts and purchased options on certain securities. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 beginning with our fiscal year starting on July 1, 2021. We do not expect the adoption of ASU 2020-01 to have a material impact on our consolidated financial statements.

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

Inventory

Inventory is comprised of finished goods and stated at the lower of cost or net realizable value. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose. During the three months ended September 30, 2021, the Company did not recognize any adjustments to the value in inventory.

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

The Company had one customer that represented 100% of revenue for the three months ended September 30, 2021. The Company had five customers that represented 91.1% of revenue (20.8%, 20.2%, 19.0%, 17.3% and 13.8%) for the three months ended September 30, 2020.

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

	Three months Ended September 30,
	2021	2020
Common stock warrants	2,546,975	-
Convertible promissory notes	4,320,748	271,849

NOTE 3 – Equipment

Equipment consists of the following:

	September 30, 2021	June 30, 2021
Computers, office equipment and software	$3,505	$3,505
Total equipment	3,505	3,505
Accumulated depreciation	(1,358)	(1,067)
Equipment, net	$2,147	$2,438

During the three months ended September 30, 2021 and 2020, the Company recognized depreciation expense of $291 and $194.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 83,152,383 and 78,713,899 shares were issued and outstanding as of September 30, 2021 and June 30, 2021, respectively.

On April 20, 2021, the  Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva by Empire Associates on behalf of the Company. The shares were issued on September 2, 2021, and are included in the calculation of EPS on an as-if issued basis.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were unissued as of September 30, 2021, but are included in the calculation of EPS on an as-if issued basis.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). During the three months ended September 30, 2021, the Company sold 3,438,484 Purchase Shares to EMC2 Capital at prices ranging from $0.22 - $0.34 and received total proceeds of $1,075,001.

During the three months ended September 30, 2021, the Company issued 750,000 shares in exchange for services valued at $354,750.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of September 30, 2021 and June 30, 2021 is as follows:

Description	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average Exercise Price		Expiration
	September 30, 2021	June 30, 2021		Date of Issuance
EMC2 Capital	2,000,000	2,000,000	variable	July 22, 2020	July 22, 2025
Geneva	51,975	51,975	variable	April 26, 2021	April 26, 2024
Firstfire Warrant 1	165,000	165,000	variable	June 18, 2021	June 18, 2024
Firstfire Warrant 2	330,000	-	variable	August 27, 2021	August 27, 2024
Total	2,546,975	2,216,975

NOTE 5 –Transactions with Related Persons

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

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies and perform work towards development of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three months ended September 30, 2021, the Company incurred R&D costs of $507,005 and paid Pan Probe $600,000 for R&D work. During the three months ended September 30, 2020, the Company incurred R&D costs of $135,000 and paid Pan Probe $135,000 for R&D work. As of September 30, 2021 and June 30, 2021 the balance due to Pan Probe was $135,485 and $228,480, respectively.

The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the three months ended September 30, 2020, the Company recognized $7,653 of rent expense related to this arrangement.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owing under the Note as of January 27, 2021. The Promissory Note matures on December 31, 2021. During the three months ended September 30, 2020, under the Note as amended, LionsGate provided advances totaling $24,410 and the Company made principal payments to LionsGate of $110,000. During the three months ended September 30, 2021, under the Promissory Note, LionsGate provided no advances and the Company made principal payments to LionsGate of $2,785. In addition, the Company mistakedly made an overpayment to LionsGate in the amount of $21,215 which the Company has requested be refunded.

During the three months ended September 30, 2021 and 2020, the Company recognized $0 and $411 of interest expense related to the Note as amended.

NOTE 6 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 in interest payable. During the three months ended September 30, 2021 and 2020, the Company recognized $1,714 and $1,916, respectively, of interest expense; and $0 and $21,227, respectively, of accretion. As of September 30, 2021, the Convertible Notes principal balance is $85,000 and accrued interest balance is $9,898

Firstfire Global Opportunities Fund LLC

Firstfire Note No. 1

On June 18, 2021, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC ("Firstfire"), for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $275,000 and 165,000 stock purchase warrants. On July 8, 2021, the Company received $224,500 net of a $25,000 original issue discount and $25,500 of placement agent and legal fees, and issued a senior secured convertible promissory note (the "Firstfire Note No. 1") in the amount of $275,000. The terms of the Firstfire Note No. 1 provide for all principal and interest due in twelve (12) months on June 18, 2022, with $33,000 of interest (i.e., $275,000 x 12%) earned as of June 18, 2021, interest due upon default of 20% annually, a prepayment penalty of 5% of all outstanding amounts due, and if the Company triggers and event of default which is not cured, then the total of all amounts owing will be increased by 25%, to be paid at the discretion of Firstfire, in the form of cash or conversion into common stock. The Firstfire Note No. 1 is convertible any time after June 18, 2021 into shares of common stock at a conversion price that is the lesser of $0.35 per share or seventy percent (70%) of the lowest traded price of our common stock during the ten (10) trading day period prior to conversion. Conversion of the Firstfire Note No. 1 and/or the Firstfire Warrant No. 1 is limited to Firstfire beneficially owning no more than 4.99% of the outstanding common stock of the Company.

Additionally, the Company entered into a Registration Rights Agreement with Firstfire whereby the Company agreed to file within 90 days and have declared effective within 120 days from June 18, 2021, a registration statement to cover the shares issuable under the Firstfire Note No. 1 and Firstfire Warrant No. 1. Failure to file within 90 days will result in a $2,500 in liquidated damages. Failure to have the registration declared effective before 120 days will result in a $2,500 in liquidated damages.

As additional consideration, the Company granted Firstfire a warrant to purchase 165,000 shares of our common stock (the "Firstfire Warrant No. 1") at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 1 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 1 shares is not available for the resale of such Firstfire Warrant No. 1 shares. The fair value of the Firstfire Warrant No. 1 was $0.36 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.41 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.47% (4) expected life of 3 years, (5) expected volatility of 194.5%, and (6) zero expected dividends. This resulted in allocating $48,849 to the Firstfire Warrant No. 1 and $226,151 to the Firstfire Note No. 1. Then, we calculated the debt discount attributable to the beneficial conversion feature which amounted to $264,372. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 1, the Company recorded a debt discount of $275,000 which is being accreted over the term of the Firstfire Note No. 1.

As of September 30, 2021, the Firstfire Note No. 1 is convertible into 1,795,918 shares of common stock.

Firstfire Note No. 2

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Firstfire, for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $385,000 and 330,000 stock purchase warrants. The Company received $313,700 net of a $35,000 original issue discount and $36,300 of placement agent and legal fees, and issued a senior secured convertible promissory note (the "Firstfire Note No. 2") in the amount of $385,000. The terms of the Firstfire Note No. 2 provide for all principal and interest due in twelve (12) months on August 27, 2022, with $46,200 of interest (i.e., $385,000 x 12%) earned as of August 27, 2021, interest due upon default of 20% annually, a prepayment penalty of 5% of all outstanding amounts due, and if the Company triggers and event of default which is not cured, then the total of all amounts owing will be increased by 25%, to be paid at the discretion of Firstfire, in the form of cash or conversion into common stock. The Firstfire Note No. 2 is convertible any time after August 27, 2021 if the underlying shares have an effective registration statement, otherwise, the right of conversion commences after 180 days from August 31, 2021 into shares of common stock at a conversion price that is the lesser of $0.35 per share or seventy percent (70%) of the lowest traded price of our common stock during the ten (10) trading day period prior to conversion. Conversion of the Firstfire Note No. 2 and/or the Firstfire Warrant No. 2 is limited to Firstfire beneficially owning no more than 4.99% of the outstanding common stock of the Company.

Additionally, the Company entered into a Registration Rights Agreement with Firstfire whereby the Company agreed to file within 90 days and have declared effective within 120 days from August 27, 2021, a registration statement to cover the shares issuable under the Firstfire Note No. 2 and Firstfire Warrant No. 2. Failure to file within 90 days will result in a $3,500 in liquidated damages. Failure to have the registration declared effective before 120 days will result in a $3,500 in liquidated damages.

As additional consideration, the Company granted Firstfire a warrant to purchase 330,000 shares of our common stock (the "Firstfire Warrant No. 2") at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 2 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 2 shares is not available for the resale of such Firstfire Warrant No. 2 shares. The fair value of the Firstfire Warrant No. 2 was $0.32 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.37 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.41% (4) expected life of 3 years, (5) expected volatility of 184.0%, and (6) zero expected dividends. This resulted in allocating $82,870 to the Firstfire Warrant No. 2 and $302,130 to the Firstfire Note No. 2. Then, we calculated the debt discount attributable to the beneficial conversion feature which amounted to $248,111. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 2, the Company recorded a debt discount of $385,000 which is being accreted over the term of the Firstfire Note No. 2.

As of September 30, 2021, the Firstfire Note No. 2 is convertible into 2,514,286 shares of common stock.

Geneva Promissory Note dated April 26, 2021

On April 26, 2021, the Company and Geneva entered into a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the "Geneva Promissory Note ") and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). Under the Geneva Promissory Note the Company received net proceeds of $75,000 which included deductions for a 10% original issue discount, $3,000 for legal fees and $750 as a due diligence fee. The Geneva Promissory Note matured in one (1) year, requires ten (10) monthly payments of $9,529 beginning June 1, 2021, and is unsecured. On August 9, 2021, the Company repaid, in whole, the balance due under the Geneva Promissory Note, or $57,173.

During the three months ended September 30, 2021, the Company made payments totaling $76,230 including principal of $70,780 and interest of $5,450, and recognized accretion of the debt discount of $$27,460.

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

The Geneva CPNs were paid in full in fiscal 2021. During the three months ended September 30 2020, the Company recognized $4,495 of interest expense and $41,050 of accretion related to the debt discount.

NOTE 7 - Leases

On September 14, 2021, the Company leased 6,900 square feet of office and light industrial space located at 1130 Calle Cordillera, San Clemente, California and entered into a Standard Multi-Tenant Office Lease (the “Lease”). Pursuant to the Lease the term is five years beginning on October 15, 2021, the Company paid a security deposit of $32,621, and monthly base rent is $9,696 subject to an annual increase of 3% each year.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2021 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to September 30, 2021 and through October 27, 2021, the Company sold 875,000 Purchase Shares to EMC2 Capital for $0.20 per share resulting in proceeds to the Company of $175,000.

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

As a result of the COVID-19 pandemic, the Company became laser focused on developing and selling COVID tests beginning in the second half of fiscal 2020. The Company achieved sales of COVID tests in fiscal 2021 that were sourced from third parties. In addition, over the course of fiscal 2021, the Company continued its efforts to develop an RDT, RT-PCR and antigen test. Due to the relatively quick commoditization of COVID-19 tests, the Company’s strategy of selling third party tests until it could complete a COVID test of its own proved ill-timed and caused a drop in sales in the latter part of fiscal 2021. As a result, the Company refocused its attention on marketing its core FDA OTC approved products which includes tests for pregnancy, ovulation, colorectal, drugs of abuse, glucose strips and glucose monitors through various platforms, including Walmart, Amazon and eBay, in addition to the development of a COVID antigen test being developed under a Memorandum of Understanding (“MOU”) dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech. Pursuant to the MOU, the parties thereto will develop a rapid Covid-19 antigen test currently being developed by AvantGen, Inc. and NanoComposix and/or develop a dipstick-based rapid Covid-19 test. The Company hopes to gain FDA approval by the end of our second fiscal quarter.

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

As of September 30, 2021, we had negative working capital of $158,301, a cash balance of $303,986 and inventory balance of $29,681. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Operating Expenses

	Three Months Ended September 30,		Increase /
	2021	2020	(Decrease)
Operating expenses:
Professional fees	$57,250	$33,775	$23,475
Research and development	507,005	139,010	367,995
Selling, general and administrative	254,298	33,263	221,035
Stock compensation	387,000	-	387,000
Total operating expenses	$1,205,553	$206,048	$999,505

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three months ended September 30, 2021 compared to the three months ended September 30, 2020 professional fees increased $23,475 primarily due to increased fees for accounting and legal services of approximately $13,000 and $10,000, respectively.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to certain internal R&D cost allocations, when applicable, and agreements with third-party providers, but primarily with Pan Probe Biotech, owned by Dr. Shujie Cui, our Chief Science Officer. R&D costs are expensed when incurred. During the three months ended September 30, 2021 compared to the three months ended September 30, 2020, R&D costs increased $367,995. All R&D costs for the periods presented were incurred towards the development of a COVID antigen test. The timing of the development costs is not expected to be consistent from period to period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, travel and entertainment, public company compliance costs, insurance and other office related costs. SG&A costs increased by $221,035 to $254,298 during the three months ended September 30, 2021 compared to $33,263 during the three months ended September 30, 2020. The increase is due to an increase of $85,000 in personnel costs, and $138,172 in marketing costs offset by a $2,137 decrease in other administrative costs.

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation is based on our stock price at the measurement date and fluctuates as our stock price changes. During the three months ended September 30, 2021, the Company issued 1,050,000 shares of common stock valued at $483,750 with $96,750 to be recognized over the remaining three quarters at $32,250 per quarter.

Other Income and (Expense)

Other expense includes “interest expense” which relates to the stated interest of our outstanding promissory notes, and “amortization of debt discount” which represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained certain notes.

Liquidity and Capital Resources

As of September 30, 2021, our cash totaled $303,986, compared to current liabilities of $485,227. From inception to September 30, 2021, we have incurred an accumulated deficit of $15,215,953. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs of $11,880,569 to support our plans to develop our business. During the three months ended September 30, 2021, the Company had negligible revenues and used cash in operations of $1,185,351. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which provided us with $950,000 (upon the sale of 2,870,302 shares of common stock) during our first quarter in fiscal 2022. Additionally, we entered into a Securities Purchase Agreement and related 12% senior secured convertible promissory note on June 18, 2021 and August 27, 2021, under which the Company received net proceeds of $224,500 on July 8, 2021 and $313,700 on September 2, 2021.We are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Three Months Ended September 30,		Increase / (Decrease)
	2021	2020
Operating activities	$(1,185,351)	$(294,788)	$(890,563)
Investing activities	-	(3,505)	3,505
Financing activities	1,414,635	416,410	998,225
Net increase (decrease) in cash	$229,284	$118,117	$111,167

Operating Activities

Net cash used in operating activities increased $890,563 primarily due to increases in R&D, professional fees, personnel and other SG&A costs.

Investing Activities

Net cash used in investing activities decreased $3,505 due to the purchase of computer equipment during three months ended September 30, 2020 compared to no investing related cash flows during the three months ended September 30, 2021.

Financing Activities

During the three months ended September 30, 2021, the Company received $950,000 upon the sale of 2,870,302 shares of common stock, and $538,200 from the sale of convertible promissory notes offset by debt payments totaling $73,565.

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 - Significant Accounting Policies, of the consolidated financial statements appearing under Item 1 in this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 5 - Transactions With Related Persons” to our Financial Statements included under Item 1 in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2021, the Company and LionsGate Funding Management LLC entered into a Media and Marketing Services Agreement pursuant to which the Company agreed to issue 300,000 shares of restricted common stock. The shares were unissued as of September 30, 2021.

During the three months ended September 30, 2021, the Company issued 750,000 shares in exchange for services valued at $354,750.

All proceeds from sales of unregistered securities, if any, are used for general corporate purposes.

Item 5. Other information

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Firstfire, for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $385,000 and 330,000 stock purchase warrants. The Company received $313,700 net of a $35,000 original issue discount and $36,300 of placement agent and legal fees, and issued a senior secured convertible promissory note in the amount of $385,000 due in twelve months with $46,200 of interest earned as of August 27, 2021. As additional consideration, the Company granted Firstfire a warrant to purchase 330,000 shares of our common stock at an exercise price of $0.50 for a period of three (3) years. For additional information, see “Note 6 – Convertible Promissory Notes” under Item 1 in this Quarterly Report on Form 10-Q.

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
4.12

Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).

4.13

Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).

Exhibit No	Description of Exhibit
4.14

Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).

4.15

Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).

4.16*	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.17*	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.18*	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021.
4.19*	Form of Registration Rights Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021.
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)
10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)
10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)
10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.9*	Standard Multi-Tenant Office Lease-Net dated September 14, 2021
10.10	Memorandum of Understanding dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech (Incorporated by reference to Form 8-K filed on September 21, 2021)
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema Document
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: November 4, 2021

