Form 10-Q
period 2021-12-31
Global Wholehealth Partners Corp
filed 2022-02-03
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,984,670 shares of common stock, par value $0.001, were outstanding on January 13, 2022.

2

 GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended December 31, 2021

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
ASSETS	(Unaudited)
Current assets:
Cash	$61,693	$74,702
Prepaid expenses and other current assets	156,380	27,918
Inventory, net	93,681	29,681
Deferred financing costs	—	271,814
Total current assets	311,754	404,115

Operating lease right-of-use asset	498,672	—
Equipment, net of accumulated depreciation of $1,648 and $1,067	1,856	2,438
Investment in related party common stock	5,000	5,000
Deposits	32,621	—
Total assets	$849,903	$411,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$—	$2,785
Convertible notes payable, net of discount of $0 and $27,460, respectively	886,400	85,000
Notes payable	—	43,320
Accounts payable and accrued liabilities	366,616	148,946
Related party payables	597,577	225,598
Lease liabilities, current	86,009	—
Total current liabilities	1,936,602	508,649
Lease liabilities, non-current	414,462
Total liabilities	2,351,064	508,649

Commitments and contingencies

Stockholders' equity (deficit):
Common stock; $0.001 par value, 400,000,000 shares authorized, 87,984,670 and 78,713,899 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	87,984	78,714
Additional paid-in capital	16,309,138	13,529,861
Common stock payable	—	77,061
Deferred compensation	(64,500)	—
Retained deficit	(17,833,783)	(13,782,732)
Total stockholders' equity (deficit)	(1,501,161)	(97,096)
Total liabilities and stockholders' equity (deficit)	$849,903	$411,553

(The accompanying notes are an integral part of these consolidated financial statements)
4

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenue	$—	$22,075	$375	$37,460
Cost of revenue	—	17,588	—	28,131
Gross profit	—	4,487	375	9,329

Operating expenses
Professional fees	14,150	13,450	71,400	47,225
Research and development - related party	862,092	55,000	1,369,097	193,310
Research and development	600	10,000	600	10,700
Selling, general and administrative - related party	57,250	2,551	114,500	10,204
Selling, general and administrative	945,314	18,846	1,529,362	44,457
Total operating expense	1,879,406	99,847	3,084,959	305,896
Loss from operations	(1,879,406)	(95,360)	(3,084,584)	(296,567)
Other income (expense)
Interest expense	(192,643)	(30,968)	(279,007)	(35,874)
Amortization of debt discount	(545,781)	(59,326)	(687,460)	(100,376)
Total other income (expense)	(738,424)	(90,294)	(966,467)	(136,250)
Net loss	$(2,617,830)	$(185,654)	$(4,051,051	$(432,817)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)	$(0.05)	$(0.01))

Weighted average number of common shares outstanding - basic and diluted	86,928,431	60,249,492	84,226,110	60,146,776

(The accompanying notes are an integral part of these consolidated financial statements)
5

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-in	Common Stock	Deferred	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Compensation	Deficit	(Deficit)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2021
BALANCE JULY 1, 2021	78,713,899	$78,714	$13,529,861	$77,061	$—	$(13,782,732)	$(97,096)
Common stock sold pursuant to the EMC2 SPA	3,438,484	3,438	799,748	—	—	—	803,186
Common stock issued upon conversion of convertible promissory note	250,000	250	76,811	(77,061)	—	—	—
Common issued stock related to services	750,000	750	354,000	129,000	(96,750)	—	387,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	538,200	—	—	—	538,200
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(1,433,221)	(1,433,221)
Balance, September 30, 2021	83,152,383	83,152	15,298,620	129,000	(96,750)	(15,215,953)	198,069
Common stock sold pursuant to the EMC2 SPA	2,082,287	2,082	322,918	—	—	—	325,000
Common stock issued for to services	2,750,000	2,750	687,600	(129,000)	32,250	—	593,600
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(2,617,830)	(2,617,830)
Balance, December 31, 2021	87,984,670	$87,984	$16,309,138	$—	$(64,500)	$(17,833,783)	$(1,501,161)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$—	$—	$(4,748,609)	$(59,735)
Common stock issued for cash	—	—	—	340,000	—	—	340,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	123,831	—	—	—	123,831
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	59,966	4,752,739	340,000	—	(4,995,772)	156,933
Common stock issued for cash	—	—	—	90,000	—	—	90,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	(185,654)	(185,654)
Balance, December 31, 2020	59,966,358	$59,966	$4,752,739	$430,000	$—	$(5,181,426)	$61,279

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,051,051)	$(432,817)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for services	980,600	—
Amortization of debt discount	687,460	100,376
Penalties on default of Firstfire Notes	191,400
Non cash lease expense	1,799
Depreciation and amortization	582	485
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(651)
(Increase) decrease in prepaid expenses and other assets	(161,083)	15,064
(Increase) decrease in inventory	(64,000)	(83,869)
Increase (decrease) in accounts payable and accrued expenses	217,670	(21,933)
Increase (decrease) related party payables	368,979	(744)
Net cash flows used in operating activities	(1,827,644)	(424,089)

Cash flows used in investing activity
Purchase of equipment	—	(3,505)
Net cash flows used in investing activity	—	(3,505)

Cash flows from financing activities
Proceeds from sale of common stock	1,400,000	430,000
Proceeds from convertible promissory notes	538,000	162,000
Payments of convertible promissory notes	(50,000)	(73,000)
Payments of promissory notes	(70,780)	—
Proceeds from related party note, net	—	38,422
Payments of related party note	(2,785)	(137,500)
Net cash flows from financing activities	1,814,635	419,922
Change in cash	(13,009)	(7,672)
Cash at beginning of period	74,702	14,497
Cash at end of period	$61,693	$6,825

Supplemental disclosure of cash flow information:
Interest paid in cash	$11,875	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$356,656	$—

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $1,827,644 for the six months ended December 31, 2021 and has an accumulated deficit of $17,833,783 from inception through December 31, 2021. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

NOTE 2 – Interim Statement Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Global Wholehealth Partners Corporation and its controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation (collectively, the “Company”), as of December 31, 2021, and for the three and six months ended December 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2021 included in our Annual Report on Form 10-K filed with the SEC on September 27, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2021, results of operations, stockholders’ equity and cash flows for the three and six months ended December 31, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the accounting period. The Company considers its accounting policies relating to convertible debt to be the most significant accounting policy that involves management estimates and judgments. The Company has made accounting estimates based on the facts and circumstances available as of the reporting date. Actual amounts could differ from these estimates, and such differences could be material.

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Presented below and in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Accounting Pronouncements

We evaluate all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) for consideration of their applicability. ASUs not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

None.

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on July 1, 2021 with no impact on its Financial Statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity securities (Topic 321), Investments - Equity method and joint ventures (Topic 323), and Derivatives and hedging (Topic 815) - Clarifying the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update improve the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and clarify the scope considerations for forward contracts and purchased options on certain securities. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-01 beginning with our fiscal year starting on July 1, 2021 with no impact on its Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company adopted ASU 2019-12 effective July 1, 2021 with no impact on its Financial Statements.

NOTE 3 - Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,617,830)	$(185,654)	$(4,051,051)	$(423,817)
Denominator:
Weighted average number of common shares outstanding	86,928,431	60,249,492	84,226,110	60,146,776
Basic and diluted EPS Computation	$(0.03)	$(0.00)	$(0.05)	$(0.01)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Convertible notes	15,090,127	388,629	15,090,127	388,629
Warrants	2,546,975	2,000,000	2,546,975	2,000,000
Total shares not included in the computation of diluted loss per share	17,637,102	2,388,629	17,637,102	2,388,629

NOTE 3 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 87,984,670 and 78,713,899 shares were issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.

On April 20, 2021, the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva by Empire Associates on behalf of the Company. The shares were issued on September 2, 2021, and are included in the calculation of EPS on an as-if issued basis.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021 and are included in the calculation of EPS on an as-if issued basis.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). During the three months ended December 31, 2021, the Company sold 2,082,287 Purchase Shares to EMC2 Capital at prices ranging from $0.12 - $0.20 and received total proceeds of $325,000. During the six months ended December 31, 2021, the Company sold 5,520,771 Purchase Shares to EMC2 Capital at prices ranging from $0.12 - $0.34 and received total proceeds of $1,400,000.

During the three months ended December 31, 2021, the Company issued 2,750,000 shares in exchange for services valued at $690,350. During the six months ended December 31, 2021, the Company issued 3,500,000 shares in exchange for services valued at $1,045,100

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of December 31, 2021 and June 30, 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	December 30,	June 30,	Exercise Price	Date of	Expiration
	2021	2021		Issuance
EMC2 Capital	2,000,000	2,000,000	variable	July 22, 2020	July 22, 2025
Geneva	51,975	51,975	variable	April 26, 2021	April 26, 2024
Firstfire Warrant 1	165,000	165,000	variable	June 18, 2021	June 18, 2024
Firstfire Warrant 2	330,000	-	variable	August 27, 2021	August 27, 2024
Total	2,546,975	2,216,975

NOTE 4 –Transactions with Related Persons

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months. Pursuant to the MMSA, during the six months ended December 31, 2021, the Company paid LGFM $100,000 and issued 300,000 shares of restricted common stock.

On July 1, 2021, the Company paid LionsGate Funding Group LLC (“LionsGate”) $24,000 or $21,215 in excess of the balance owing to LionsGate which the Company recorded as a receivable. During the three and six months ended December 31, 2021, LionsGate made payments on behalf of the company totaling $950 leaving a receivable balance of $20,265.

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies and perform work towards development of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three months ended December 31, 2021, the Company incurred R&D costs of $862,092 and paid Pan Probe $400,000 for R&D work. During the three months ended December 31, 2020, the Company incurred R&D costs of $55,000 and paid Pan Probe $55,000 for R&D work. During the six months ended December 31, 2021, the Company incurred R&D costs of $1,369,097 and paid Pan Probe $1,000,000 for R&D work. During the six months ended December 31, 2020, the Company incurred R&D costs of $190,000 and paid Pan Probe $190,000 for R&D work. As of December 31, 2021 and June 30, 2021 the balance due to Pan Probe was $597,577 and $228,480, respectively.

The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the three and six months ended December 31, 2020, the Company recognized $2,551 and $10,204 of rent expense related to this arrangement.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owing under the Note as of January 27, 2021. The Promissory Note matured on December 31, 2021. During the three months ended December 31, 2021 and 2020, LionsGate provided advances totaling $950 and $14,012, respectively. During the six months ended December 31, 2021 and 2020, LionsGate provided advances totaling $950 and $38,422, respectively.

During the three and six months ended December 31, 2020, the Company repaid LionsGate $27,500 and $137,500, respectively. During the three and six months ended December 31, 2021, the Company repaid LionsGate $0 and $24,000, respectively. During the six months ended December 31, 2021, under the Promissory Note, the Company mistakedly made an overpayment to LionsGate in the amount of $21,215 to which the Company applied $950 of advances leaving a receivable balance due from Lionsgate of $20,265 as of December 31, 2021.

During the three and six months ended December 31, 2020, the Company recognized $217 and $628, respectively, of interest expense related to the Note.

NOTE 5 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 of interest payable. In November of 2021, the Company repaid, in-full, one of the Convertible Notes with principal a balance totaling $50,000 and $6,425 of interest payable. During the three months ended December 31, 2021 and 2020, the Company recognized $1,243 and $1,855, respectively, of interest expense; and $0 and $3,922, respectively, of accretion. During the six months ended December 31, 2021 and 2020, the Company recognized $2,957 and $3,771, respectively, of interest expense; and $0 and $25,149, respectively, of accretion. As of December 31, 2021, the Convertible Notes principal balance is $35,000 and accrued interest balance is $4,716

Firstfire Global Opportunities Fund LLC

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

Additionally, the Company entered into a Registration Rights Agreement with Firstfire whereby the Company agreed to file within 90 days and have declared effective within 120 days from June 18, 2021, a registration statement to cover the shares issuable under the Firstfire Note No. 1 and Firstfire Warrant No. 1. Failure to file within 90 days and have the registration declared effective before 120 days will result in liquidated damages of 1% principal amount.

Due to the Company not filing a registration statement to cover the shares underlying a Firstfire Note No. 1 conversion by the dates specified in the Registration Rights Agreement, the Firstfire Note No. 1 fell into default resulting in the Firstfire Note No. 1 becoming immediately due and the Company recognizing liquidated damages of $2,750 and $77,000 increase in the amount due.

As additional consideration, the Company granted Firstfire a warrant to purchase 165,000 shares of our common stock (the "Firstfire Warrant No. 1") at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 1 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 1 shares is not available for the resale of such Firstfire Warrant No. 1 shares. The fair value of the Firstfire Warrant No. 1 was $0.36 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.41 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.47% (4) expected life of 3 years, (5) expected volatility of 194.5%, and (6) zero expected dividends. This resulted in allocating $48,849 to the Firstfire Warrant No. 1 and $226,151 to the Firstfire Note No. 1. Then, we calculated the debt discount attributable to the beneficial conversion feature which amounted to $264,372. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 1, the Company recorded a debt discount of $275,000.

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

Additionally, the Company entered into a Registration Rights Agreement with Firstfire whereby the Company agreed to file within 90 days and have declared effective within 120 days from August 27, 2021, a registration statement to cover the shares issuable under the Firstfire Note No. 2 and Firstfire Warrant No. 2. Failure to file within 90 days and have the registration declared effective before 120 days will result in liquidated damages of 1% of the principal amount.

Due to the Company not filing a registration statement to cover the shares underlying a Firstfire Note No. 2 conversion by the dates specified in the Registration Rights Agreement, the Firstfire Note No. 2 fell into default resulting in the Firstfire Note No. 2 becoming immediately due and the Company recognizing liquidated damages of $3,850 and $107,800 increase in the amount due.

As additional consideration, the Company granted Firstfire a warrant to purchase 330,000 shares of our common stock (the "Firstfire Warrant No. 2") at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 2 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 2 shares is not available for the resale of such Firstfire Warrant No. 2 shares. The fair value of the Firstfire Warrant No. 2 was $0.32 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.37 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.41% (4) expected life of 3 years, (5) expected volatility of 184.0%, and (6) zero expected dividends. This resulted in allocating $82,870 to the Firstfire Warrant No. 2 and $302,130 to the Firstfire Note No. 2. Then, we calculated the debt discount attributable to the beneficial conversion feature which amounted to $248,111. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 2, the Company recorded a debt discount of $385,000.

During the three and six months ended December 21, 2021, the Company recognized interest expense related to the stated interest described in Firstfire Note No. 1 and Firstfire Note No. 2 (collectively, the “Firstfire Notes”) of $0 and $79,200, respectively. During the three and six months ended December 21, 2021, the Company recognized interest expense related to the 25% default penalty and 1% liquidated damages of $191,400. In addition, the Company recognized the accretion of the debt discount on the Firstfire Notes during the three and six months ended December 31, 2021 of $545,781 and $660,000, respectively.

As of December 31, 2021, the Firstfire Note No. 1 and No. 2 are convertible into 18,991,836 shares of common stock.

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

During the six months ended December 31, 2021, the Company made payments totaling $76,230 including principal of $70,780 and interest of $5,450, and recognized accretion of the debt discount of $27,460.

Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020

On July 13, 2020, August 3, 2020 and September 8, 2020 (the “Issue Dates”), the Company and Geneva entered into separate and identical Securities Purchase Agreements (the "Geneva SPAs"). Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020, August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the "Geneva CPNs"). Pursuant to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note were funded net of $3,000 in legal fees). The Geneva CPNs matured in one year, accrued interest of 10% and, after 180 days, were convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The Geneva CPN’s may be prepaid anytime up to 180 days from issuance with the following prepayment penalties: 1) The period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, 125%; 2) The period beginning on the date that is ninety-one (91) day from the Issue Date and ending one hundred fifty (150) days following the Issue Date, 135%; and 3) The period beginning on the date that is one hundred fifty-one (151) day from the Issue Date and ending one hundred eighty (180) days following the Issue Date, 139%.

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

The Geneva CPNs were repaid in full in fiscal 2021. During the three and six months ended December 31 2020, the Company recognized $4,604 and $7,173 of interest expense, and $59,326 and $79,149, respectively, of accretion related to the debt discount.

NOTE 6 - Leases

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

As of December 31, 2021, the Company has not entered into any leases other than the lease described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of lease expenses are as follows:

	Three Months Ended December 31,
	2021	2020
Operating lease cost	$30,887	$—

Supplemental balance sheet information related to the Lease is as follows:

December 31, 2021

Operating lease right-of-use asset	$498,672

Current maturities of operating lease	$86,009
Non-current operating lease	414,462
Total operating lease liabilities	$500,471

Weighted Average remaining lease term (in years):	4.79
Discount rate:	6.76%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating lease liabilities on the Company’s balance sheets as of December 31, 2021 are as follows:

Amount
2022 remaining	$87,268
2023	119,848
2024	123,443
2025	127,146
2026	130,961
Total lease payments	588,666
Less: Imputed interest	(88,195)
Total lease obligation	500,471
Less: current lease obligations	86,009
Long term lease obligations	$414,462

NOTE 7 – Commitments and Contingencies

On September 14, 2021, the Company leased 6,900 square feet of office and light industrial space located at 1130 Calle Cordillera, San Clemente, California. See “Note 6 - Leases” for additional information.

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

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2021 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On January 13, 2022, the Board of Directors declared a dividend of two shares of common stock for each one share of common stock of the Company. The record date will be March 31, 2022 and the payable date will be April 1, 2022.

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

As a result of the COVID-19 pandemic, the Company became laser focused on developing and selling COVID tests beginning in the second half of fiscal 2020. The Company achieved sales of COVID tests in fiscal 2021 that were sourced from third parties. In addition, over the course of fiscal 2021, the Company continued its efforts to develop an RDT, RT-PCR and antigen test. Due to the relatively quick commoditization of COVID-19 tests, the Company’s strategy of selling third party tests until it could complete a COVID test of its own proved ill-timed and caused a drop in sales in the latter part of fiscal 2021. As a result, the Company refocused its attention on marketing its core FDA OTC approved products which includes tests for pregnancy, ovulation, colorectal, drugs of abuse, glucose strips and glucose monitors through various platforms, including Walmart, Amazon and eBay, in addition to the development of a COVID antigen test being developed under a Memorandum of Understanding (“MOU”) dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech. Pursuant to the MOU, the parties thereto have developed a rapid Covid-19 antigen test. The work under the MOU has resulted in the filing of clinical studies with the NIH and we are hoping to receive an FDA EUA approval in fiscal Q3. In addition, the Company has developed a saliva based rapid COVID-19 test not subject to the MOU which the company plans to file with the NIH seeking an FDA EUA which the Company hopes to receive in fiscal Q4.

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

As of December 31, 2021, we had negative working capital of $1,624,848, a cash balance of $61,693 and inventory balance of $93,681. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three and six months ended December 31, 2021 compared with the three and six months ended December 31, 2020

Operating Expenses

	Three Months Ended December 31,		Increase /
	2021	2020	(Decrease)
Operating expenses:
Professional fees	$14,150	$13,450	$700
Research and development	862,692	65,000	797,692
Selling, general and administrative	408,964	21,397	387,567
Stock compensation	593,600	—	593,600
Total operating expenses	$1,879,406	$99,847	$1,779,559

	Six Months Ended December 31,		Increase /
	2021	2020	(Decrease)
Operating expenses:
Professional fees	$71,400	$47,225	$24,175
Research and development	1,369,697	204,010	1,165,687
Selling, general and administrative	663,262	54,661	608,601
Stock compensation	980,600	—	980,600
Total operating expenses	$3,084,959	$305,896	$2,779,063

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the six months ended December 31, 2021 compared to the six months ended December 31, 2020 professional fees increased primarily due to increased fees for accounting and legal services of approximately $14,000 and $10,000, respectively.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to certain internal R&D cost allocations, when applicable, and agreements with third-party providers, but primarily with Pan Probe Biotech, owned by Dr. Shujie Cui, our Chief Science Officer. R&D costs are expensed when incurred. During the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020, R&D costs increased due to the development of a COVID antigen test. The timing of the development costs is not expected to be consistent from period to period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, rent, travel, public company costs, utilities, marketing and other office related costs. SG&A costs increased by $387,567 to $408,964 during the three months ended December 31, 2021 compared to $21,397 during the three months ended December 31, 2020. The increase is primarily due to an increase of $313,000 in personnel costs, $42,000 in marketing costs and $33,000 increase in other administrative costs. SG&A costs increased by $608,601 to $663,262 during the six months ended December 31, 2021 compared to $54,661 during the six months ended December 31, 2020. The increase is primarily due to an increase of $398,000 in personnel costs, $181,000 in marketing costs and $30,000 increase in other administrative costs.

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation is based on our stock price at the measurement date and fluctuates as our stock price changes. During the three months ended December 31, 2021, the Company issued 2,750,000 shares of common stock valued at $690,350. During the six months ended December 31, 2021, the Company issued 3,500,000 shares of common stock valued at $1,045,100 with $64,500 to be recognized over the remaining two quarters of fiscal 2022 at $32,250 per quarter.

Other Income and (Expense)

Other expense includes “interest expense” which relates to the stated interest and penalties upon default of our outstanding promissory notes, and “amortization of debt discount” which represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained certain notes. During the three months ended December 31, 2021, interest expense totaled $192,643 and included $191,400 of liquidated damages and penalties due to our default on the Firstfire Notes. During the six months ended December 31, 2021, interest expense totaled $279,007 and included the $191,400 described above and $79,200 of interest expense related to the Firstfire Notes.

Liquidity and Capital Resources

As of December 31, 2021, our cash totaled $61,693, compared to current liabilities of $1,936,602. From inception to December 31, 2021, we have incurred an accumulated deficit of $17,833,783. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs of $12,474,169 to support our plans to develop our business. During the three and six months ended December 31, 2021, the Company had negligible revenues and used cash in operations of $1,827,644. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which provided us with $325,000 and $1,400,000 during the three and six months ended December 31, 2021, respectively.. Additionally, we entered into a Securities Purchase Agreement and related 12% senior secured convertible promissory note on June 18, 2021 and August 27, 2021, under which the Company received net proceeds of $224,500 on July 8, 2021 and $313,700 on September 2, 2021. We are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Six Months Ended December 30,		Increase / (Decrease)
	2021	2020
Operating activities	$(1,827,644)	$(424,089)	$1,403,555
Investing activities	—	(3,505)	(3,505)
Financing activities	1,814,635	419,922	(1,394,713)
Net increase (decrease) in cash	$(13,009)	$(7,672)	$5,337

Operating Activities

Net cash used in operating activities increased $1,403,555 primarily due to increases in R&D, professional fees, personnel and other SG&A costs.

Investing Activities

Net cash used in investing activities decreased $3,505 due to the purchase of computer equipment during six months ended December 31, 2020 compared to no investing related cash flows during the six months ended December 31, 2021.

Financing Activities

During the six months ended December 31, 2021, the Company received $1,400,000 upon the sale of 5,520,771 shares of common stock, and $538,200 from the sale of convertible promissory notes offset by debt payments totaling $123,565.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements, “Interim Statement Presentation - Accounting Pronouncements” under Item 1 in this Quarterly Report on Form 10-Q.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 4 - Transactions With Related Persons” to our Financial Statements included under Item 1 in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2021, the Company issued 2,750,000 shares in exchange for services valued at $690,350.

All proceeds from sales of unregistered securities, if any, are used for general corporate purposes.

 Item 6. Exhibits

Exhibit No	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038-P (Incorporated by reference to the Form 10 filed on December 19, 2019)
3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.3	Certificate of Change dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.4	Certificate of Amendment dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.5	Certificate of Change dated August 30, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)
4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.6	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.12	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.13	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.14	Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
24

Exhibit No	Description of Exhibit
4.15	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.16	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.17	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.18	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.19	Form of Registration Rights Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)
10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)
10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)
10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.9	Standard Multi-Tenant Office Lease-Net dated September 14, 2021 (Incorporated by reference to Form 10-Q filed on November 5, 2021)
10.10	Memorandum of Understanding dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech (Incorporated by reference to Form 8-K filed on September 21, 2021)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension - Schema Document
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global WholeHealth Partners Corp.

By:	/s/ Charles Strongo Charles Strongo Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)
Date:	February 3, 2022

26