Form 10-Q
period 2022-03-31
Global Wholehealth Partners Corp
filed 2022-07-20
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,587,079 shares of common stock, par value $0.001, were outstanding on July 20, 2022.

2

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$27,416	$74,702
Prepaid expenses and other current assets	111,226	27,918
Inventory, net	86,000	29,681
Deferred financing costs	—	271,814
Total current assets	224,642	404,115

Operating lease right-of-use asset	476,125	—
Equipment, net of accumulated depreciation of $1,939 and $1,067	1,565	2,438
Investment in related party common stock	5,000	5,000
Deposits	32,621	—
Total assets	$739,953	$411,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Related party note	$—	$2,785
Convertible notes payable, net of discount of $0 and $27,460, respectively	806,400	85,000
Notes payable	—	43,320
Accounts payable and accrued liabilities	362,357	148,946
Related party payables	638,827	225,598
Lease liabilities, current	88,348	—
Total current liabilities	1,895,932	508,649
Lease liabilities, non-current	391,375
Total liabilities	2,287,307	508,649

Commitments and contingencies

Stockholders' equity (deficit):
Common stock; $0.001 par value, 400,000,000 shares authorized, 107,587,079 and 78,713,899 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	107,486	78,714
Additional paid-in capital	17,136,506	13,529,861
Common stock payable	8,700	77,061
Deferred compensation	(32,250)	—
Retained deficit	(18,767,796)	(13,782,732)
Total stockholders' equity (deficit)	(1,547,354)	(97,096)
Total liabilities and stockholders' equity (deficit)	$739,953	$411,553

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue	$7,000	$2,460	$7,375	$39,920
Cost of revenue	33,681	54,540	33,681	82,671
Gross profit	(26,681)	(52,080)	(26,306)	(42,751)

Operating expenses
Professional fees	32,132	14,400	103,532	61,625
Research and development - related party	—	20,000	1,369,097	213,310
Research and development	3,000	10,000	3,600	20,700
Selling, general and administrative - related party	659,250	2,544,000	773,750	2,582,381
Selling, general and administrative	212,260	22,980	1,741,622	39,260
Total operating expense	906,642	2,611,380	3,991,601	2,917,276
Loss from operations	(933,323)	(2,663,460)	(4,017,907)	(2,960,027)
Other income (expense)
Interest expense	(690)	(760,553)	(279,697)	(796,427)
Amortization of debt discount	—	(57,604)	(687,460)	(157,980)
Loss on related party transfer of intangible assets	—	(4,480,000)	—	(4,480,000)
Total other income (expense)	(690)	(5,298,157)	(967,157)	(5,434,407)
Net loss	$(934,013)	$(7,961,617)	$(4,985,064)	$(8,394,434)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.12)	$(0.06)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	93,988,841	65,856,044	87,439,163	62,047,517

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2022
	Common Stock		Additional Paid-in Capital	Common Stock Payable	Deferred Compensation	Retained Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
BALANCE JULY 1, 2021	78,713,899	$78,714	$13,529,861	$77,061	$—	$(13,782,732)	$(97,096)
Common stock sold pursuant to the EMC2 SPA	3,438,484	3,438	799,748	—	—	—	803,186
Common stock issued upon conversion of convertible promissory note	250,000	250	76,811	(77,061)	—	—	—
Common issued stock related to services	750,000	750	354,000	129,000	(96,750)	—	387,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	538,200	—	—	—	538,200
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(1,433,221)	(1,433,221)
Balance, September 30, 2021	83,152,383	83,152	15,298,620	129,000	(96,750)	(15,215,953)	198,069
Common stock sold pursuant to the EMC2 SPA	2,082,287	2,082	322,918	—	—	—	325,000
Common stock issued for to services	2,750,000	2,750	687,600	(129,000)	32,250	—	593,600
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(2,617,830)	(2,617,830)
Balance, December 31, 2021	87,984,670	87,984	16,309,138	—	(64,500)	(17,833,783)	(1,501,161)
Common stock sold pursuant to the EMC2 SPA	2,335,743	2,335	74,535	—	—	—	76,870
Common stock issued for services	12,500,000	12,500	675,500	8,700	32,250	—	728,950
Common stock issued upon exercise of warrant	2,000,000	2,000	—	—	—	—	2,000
Common stock upon conversion of convertible promissory note principal	2,666,666	2,667	77,833	—	—	—	80,000
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(934,013)	(934,013)
Balance, March 31, 2022	107,487,079	$107,486	$17,136,506	$8,700	$(32,250)	$(18,767,796)	$(1,547,354)

FOR THE NINE MONTHS ENDED MARCH 31, 2021
BALANCE JULY 1, 2020	59,966,358	$59,966	$4,628,908	$—	$—	$(4,748,609)	$(59,735)
Common stock issued for cash	—	—	—	340,000	—	—	340,000
Discount on convertible promissory notes due to beneficial conversion feature	—	—	123,831	—	—	—	123,831
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(247,163)	(247,163)
Balance, September 30, 2020	59,966,358	59,966	4,752,739	340,000	—	(4,995,772)	156,933
Common stock issued for cash	—	—	—	90,000	—	—	90,000
Net loss for the three months ended December 31, 2020	—	—	—	—	—	(185,654)	(185,654)
Balance, December 31, 2020	59,966,358	59,966	4,752,739	430,000	—	(5,181,426)	61,279
Common stock issued for cash	514,298	514	429,486	(430,000)	—	—	—
Common stock issued upon conversion of convertible promissory note	146,486	147	55,503	—	—	—	55,650
Common stock issued for services	2,950,000	2,950	2,541,050	—	—	—	2,544,000
Common stock issued for license agreements with Charles Strongo	8,000,000	8,000	4,472,000	—	—	—	4,480,000
Common stock issued as compensation for financings	1,415,094	1,415	1,258,019	—	—	—	1,259,434
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(7,961,617)	(7,961,617)
Balance, March 31, 2021	72,992,236	$72,992	$13,508,797	$—	$—	$(13,143,043)	$438,746

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(4,985,064)	$(8,394,434)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on related party transfer of intangible assets	—	4,480,000
Common stock issued for services	1,709,550	7,256,600
Amortization of debt discount	687,460	157,980
Penalties on default of Firstfire Notes	191,400	—
Non cash lease expense	3,598	—
Depreciation and amortization	873	776
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(651)
(Increase) decrease in prepaid expenses and other assets	(115,929)	(15,069)
(Increase) decrease in inventory	(56,319)	(2,911)
Increase (decrease) in accounts payable and accrued expenses	213,411	(3,960)
Increase (decrease) related party payables	410,229	(161)
Net cash flows used in operating activities	(1,940,791)	(496,861)

Cash flows used in investing activity
Purchase of equipment	—	(3,505)
Net cash flows used in investing activity	—	(3,505)

Cash flows from financing activities
Proceeds from sale of common stock	1,478,870	430,000
Proceeds from convertible promissory notes	538,200	162,000
Payments of convertible promissory notes	(50,000)	(73,000)
Payments of promissory notes	(70,780)	—
Proceeds from related party note, net	—	105,198
Payments of related party note	(2,785)	(137,500)
Net cash flows from financing activities	1,893,505	486,698
Change in cash	(47,286)	(13,668)
Cash at beginning of period	74,702	14,497
Cash at end of period	$27,416	$829

Supplemental disclosure of cash flow information:
Interest paid in cash	$11,875	$—
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$80,000
Debt discount recorded for beneficial conversion feature	$356,656	$—

(The accompanying notes are an integral part of these consolidated financial statements)
8

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

NOTE 1 –Organization and Going Concern

Organization

Global WholeHealth Partners Corporation was incorporated on March 7, 2013 in the State of Nevada under the name Texas Jack Oil and Gas Corp. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation. The Company’s ticker symbol changed to GWHP.

The Company develops in-vitro diagnostic products, including rapid diagnostic tests, such as the COVID-19 Test, 6-minute rapid whole blood Ebola Test, 6-minute whole blood Zika test, 8-minute whole blood rapid TB test and over 75 other tests.

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
As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $1,940,791 for the nine months ended March 31, 2022 and has an accumulated deficit of $18,767,796 from inception through March 31, 2022. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

NOTE 2 – Interim Statement Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Global Wholehealth Partners Corporation and its controlled subsidiary, Global WholeHealth Partners Corp, a private Wyoming corporation (collectively, the “Company”), as of March 31, 2022, and for the three and nine months ended March 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2021 included in our Annual Report on Form 10-K filed with the SEC on September 27, 2021.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Actual results may differ from those estimates. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2022, results of operations, stockholders’ equity and cash flows for the three and nine months ended March 31, 2022 and 2022. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Basic and diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (934,013)	$ (7,961,617)	$ (4,985,064)	$ (8,394,434)
Denominator:
Weighted average number of common shares outstanding	93,988,841	65,856,044	87,439,163	62,047,517
Basic and diluted EPS Computation	$ (0.01)	$ (0.12)	$ (0.06)	$ (0.14)

The shares listed below were not included in the computation of diluted losses per share because to do so would be antidilutive for the periods presented:
Convertible notes	39,202,647	10,221	39,202,647	10,221
Warrants	546,975	2,000,000	546,975	2,000,000
Total shares not included in the computation of diluted loss per share	39,749,622	2,010,221	39,749,622	2,010,221

NOTE 3 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 107,587,079 and 78,713,899 shares were issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.

On April 20, 2021, the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva by Empire Associates on behalf of the Company. The shares were issued on September 2, 2021, and are included in the calculation of EPS on an as-if issued basis.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021 and are included in the calculation of EPS on an as-if issued basis. Lionsgate was issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the "Purchase Shares"). During the three months ended March 31, 2022, the Company sold 2,335,743 Purchase Shares to EMC2 Capital at prices ranging from $0.02 - $0.06 and received total proceeds of $76,871. During the nine months ended March 31, 2022, the Company sold 7,856,514 Purchase Shares to EMC2 Capital at prices ranging from $0.02 - $0.34 and received total proceeds of $1,476,872.

During the three months ended March 31, 2022, the Company issued 12,500,000 shares in exchange for services valued at $688,000 inclusive of 9,000,000 shares issued to Board members valued at $387,000. During the nine months ended March 31, 2022, the Company issued 16,000,000 shares in exchange for services valued at $1,733,100.

During the three months ended March 31, 2022, EMC2 exercised their warrant to purchase 2,000,000 shares in exchange for the exercise price of $2,000.

During the three months ended March 31, 2022, Firstfire converted $80,000 or principal of Firstfire Note No. 1 at a per share price of $0.03, and received 2,666,666 shares of common stock.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of March 31, 2022 and June 30, 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	March 31,	June 30,	Exercise Price	Date of	Expiration
	2022	2021		Issuance
EMC2 Capital	-	2,000,000	variable	July 22, 2020	July 22, 2025
Geneva	51,975	51,975	variable	April 26, 2021	April 26, 2024
Firstfire Warrant 1	165,000	165,000	variable	June 18, 2021	June 18, 2024
Firstfire Warrant 2	330,000	-	variable	August 27, 2021	August 27, 2024
Total	546,975	2,216,975

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

Lionsgate was issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

On July 1, 2021, the Company paid LionsGate Funding Group LLC (“LionsGate”) $24,000 or $21,215 in excess of the balance owing to LionsGate which the Company recorded as a receivable. During the three and nine months ended March 31, 2022, LionsGate made payments on behalf of the company totaling $950 leaving a receivable balance of $20,265.

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies and perform work towards development of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s Chief Science Officer and 100% owner of Pan Probe. During the three months ended March 31, 2022, the Company incurred no R&D costs and made payments to Pan Probe totaling $15,000. During the nine months ended March 31, 2022, the Company incurred R&D costs of $1,369,097 and paid Pan Probe $1,015,000 for R&D work. During the six months ended March 31, 2021, the Company paid Pan Probe $190,000 for R&D work. As of March 31, 2022 and June 30, 2021 the balance due to Pan Probe was $582,577 and $228,480, respectively.

The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the six months ended March 31, 2021, the Company recognized $10,204 of rent expense related to this arrangement.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owing under the Note as of January 27, 2021. The Promissory Note matured on December 31, 2021. During the three months ended March 31, 2022 2021, LionsGate provided advances totaling $0 and $66,776, respectively. During the six months ended March 31, 2022 and 2021, LionsGate provided advances totaling $0 and $106,698, respectively.

During the three and nine months ended March 31, 2022, the Company repaid LionsGate $0 and $24,000, respectively. During the three and nine months ended March 31, 2021, the Company repaid LionsGate $0 and $137,500, respectively. On July 1, 2021, under the Promissory Note, the Company mistakedly made an overpayment to LionsGate in the amount of $21,215 to which the Company applied $950 of advances leaving a receivable balance due from Lionsgate of $20,265 as of March 31, 2022.

During the three and nine months ended March 31, 2021, the Company recognized $584 and $1,212, respectively, of interest expense related to the Note.

NOTE 5 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the "Convertible Notes"). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 of interest payable. In November of 2021, the Company repaid, in-full, one of the Convertible Notes with principal a balance totaling $50,000 and $6,425 of interest payable. During the three months ended March 31, 2022 and 2021, the Company recognized $690 and $1,677, respectively, of interest expense; and $0 and $3,922, respectively, of accretion. During the nine months ended March 31, 2022 and 2021, the Company recognized $3,647 and $5,448, respectively, of interest expense; and $0 and $25,149, respectively, of accretion. As of March 31, 2022, the Convertible Notes principal balance is $35,000 and accrued interest balance is $4,716

Firstfire Global Opportunities Fund LLC

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

During the three months ended March 31, 2022, Firstfire converted $80,000 or principal of Firstfire Note No. 1 at a per share price of $0.03, and received 2,666,666 shares of common stock.

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

During the three and nine months ended March 31, 2022, the Company recognized interest expense related to the stated interest described in Firstfire Note No. 1 and Firstfire Note No. 2 (collectively, the “Firstfire Notes”) of $0 and $79,200, respectively. During the three and nine months ended March 31, 2022, the Company recognized interest expense related to the 25% default penalty and 1% liquidated damages of $191,400. In addition, the Company recognized the accretion of the debt discount on the Firstfire Notes during the three and nine months ended March 31, 2022 of $0 and $660,000, respectively.

As of March 31, 2022, the Firstfire Note No. 1 and No. 2 are convertible into 39,198,000 shares of common stock.

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

During the nine months ended March 31 2022, the Company made payments totaling $76,230 including principal of $70,780 and interest of $5,450, and recognized accretion of the debt discount of $27,460.

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

As of March 31, 2022, the Company has not entered into any leases other than the lease described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

The components of lease expenses are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$30,887	$—

Supplemental balance sheet information related to the Lease is as follows:

March 31, 2022

Operating lease right-of-use asset	$476,125

Current maturities of operating lease	$88,347
Non-current operating lease	391,375
Total operating lease liabilities	$479,722

Weighted Average remaining lease term (in years):	4.54
Discount rate:	6.76%

The Company’s future lease payments, which are presented as current maturities of operating leases and non-current operating lease liabilities on the Company’s balance sheets as of March 31, 2022 are as follows:

Amount
2022 remaining	$29,089
2023	118,975
2024	122,544
2025	126,220
2026	130,007
2027	32,740
Total lease payments	559,575
Less: Imputed interest	(79,853)
Total lease obligation	479,722
Less: current lease obligations	88,347
Long term lease obligations	$391,375

NOTE 7 – Commitments and Contingencies

On September 14, 2021, the Company leased 6,900 square feet of office and light industrial space located at 1130 Calle Cordillera, San Clemente, California. See “Note 6 - Leases” for additional information.

On February 17, 2022, the Securities and Exchange Commission filed a lawsuit in the federal district court for the Southern District of California, charging the Company, former CEO Charles Strongo, and four stock promoters with violations of section 10(b) of the Securities Exchange Act of 1934 and section 17(a) of the Securities Act of 1933.  The SEC’s complaint seeks injunctive relief, disgorgement of funds allegedly received from illegal conduct plus pre-judgment interest, and the civil penalties. On the same day, the US Attorney’s Office for the Southern District of California announced the unsealing of an indictment charging Mr. Strongo and the promoters with conspiring to manipulate the market for the Company’s in an alleged “pump-and-dump” scheme through allegedly false and misleading statements in press releases and SEC filings concerning the Company’s emergency use authorization submissions to the Food and Drug Administration for COVID-19 tests.  Mr. Strongo adamantly denies the allegations and has entered a plea of not guilty to the charges. Due to the nature and early stage of the SEC Action, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2022 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

As of March 31, 2022, we had negative working capital of $1,671,290, a cash balance of $27,416 and inventory balance of $86,000. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three and nine months ended March 31, 2022 compared with the three and nine months ended March 31, 2021

Revenue and Cost of Revenue

During the three months ended March 31, 2022 and 2021, the Company’s sales totaled $7,000 and $2,460, respectively with cost of sales of $33,681 and $54,540, respectively. During the nine months ended March 31, 2022 and 2021, the Company’s sales totaled $7,375 and $39,920, respectively.

During the three months ended March 31, 2022 and 2021, the Company’s cost of revenue totaled $33,681 and $54,540. During the nine months ended March 31, 2022 and 2021, the Company’s cost of revenue totaled $33,681 and $82,671, respectively. The elevated cost of revenue was due to the fair value adjustment to inventory for the shelf-life expiration of some products which totaled $29,681 and $51,615 during the three and nine months ended March 31, 2022 and 2021, respectively, resulting in negative gross profit.

Operating Expenses

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Operating expenses:
Professional fees	$32,132	$14,400	$17,732
Research and development	3,000	30,000	(27,000)
Selling, general and administrative	142,560	22,980	119,580
Stock compensation	728,950	2,544,000	(1,815,050)
Total operating expenses	$906,642	$2,611,380	$(1,704,738)

	Nine Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Operating expenses:
Professional fees	$103,532	$61,625	$41,907
Research and development	1,372,697	234,010	1,138,687
Selling, general and administrative	805,822	77,641	728,181
Stock compensation	1,709,550	2,544,000	(834,450)
Total operating expenses	$3,991,601	$2,917,276	$1,074,325

Professional Fees

Professional fees relate to expenditures incurred primarily for legal and accounting services. During the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021 professional fees increased primarily due to increased fees for accounting and legal services.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to certain internal R&D cost allocations, when applicable, and agreements with third-party providers, but primarily with Pan Probe Biotech, owned by Dr. Shujie Cui, our Chief Science Officer. R&D costs are expensed when incurred. During the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021, R&D costs increased due to the development of a COVID antigen test. The timing of the development costs is not expected to be consistent from period to period.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, rent, travel, public company costs, utilities, marketing and other office related costs. SG&A costs increased during the three and nine months ended March 31, 2022 over the prior year primarily due increases in personnel costs, marketing costs, rent other administrative costs.

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation is based on our stock price at the measurement date and fluctuates as our stock price changes. During the three months ended March 31, 2022, the Company issued 12,500,000 shares of common stock valued at $688,000 and recognized $32,250 of deferred stock compensation and $8,700 for unissued shares. During the nine months ended March 31, 2022, the Company issued 16,000,000 shares of common stock valued at $1,733,000 and recognized $96,750 of deferred stock compensation and $8,700 for unissued shares with $32,250 to be recognized over the final fiscal quarter of 2022.

Other Income and (Expense)

Other expense includes “interest expense” which relates to the stated interest and penalties upon default of our outstanding promissory notes, and “amortization of debt discount” which represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants and the beneficial conversion feature contained certain notes. During the three months ended March 31, 2022, interest expense totaled $690. During the nine months ended March 31, 2022, interest expense totaled $279,697 and included $191,400 of liquidated damages and penalties due to our default on the Firstfire Notes and $79,200 of interest expense related to the Firstfire Notes.

Liquidity and Capital Resources

As of March 31, 2022, our cash totaled $27,416, compared to current liabilities of $1,895,932. From inception to March 31, 2022, we have incurred an accumulated deficit of $18,767,796. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs of $13,203,119 to support our plans to develop our business. During the three and nine months ended March 31, 2022, the Company had negligible revenues and used cash in operations of $1,940,791. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which provided us with $76,871 and $1,476,872 during the three and nine months ended March 31, 2022, respectively. Additionally, we entered into a Securities Purchase Agreement and related 12% senior secured convertible promissory note on June 18, 2021 and August 27, 2021, under which the Company received net proceeds of $224,500 on July 8, 2021 and $313,700 on September 2, 2021. We are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Nine Months Ended March 31,		Increase / (Decrease)
	2022	2021
Operating activities	$(1,940,791)	$(496,861)	$1,443,930
Investing activities	—	(3,505)	(3,505)
Financing activities	1,893,505	486,698	(1,406,807)
Net increase (decrease) in cash	$(47,286)	$(13,668)	$33,618

Operating Activities

Net cash used in operating activities increased $1,443,930 primarily due to increases in R&D, professional fees, personnel and other SG&A costs.

Investing Activities

Net cash used in investing activities decreased $3,505 due to the purchase of computer equipment during the nine months ended March 31, 2021 compared to no investing related cash flows during the nine months ended March 31, 2022.

Financing Activities

During the nine months ended March 31, 2022, the Company received $1,479,000 upon the sale of 7,856,514 shares of common stock, and $538,200 from the sale of convertible promissory notes offset by debt payments totaling $123,565.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and other proceedings. See Note 7 to our unaudited consolidated financial statements for information on certain legal proceedings, which is incorporated by reference herein.

Item 1A. Risk Factors

COVID-19 Pandemic Impact and Risk

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued 1) 12,500,000 shares in exchange for services valued at $688,000; 2) 2,666,666 shares upon the conversion of $80,000 of convertible note principal; and 3) 2,000,000 shares upon the exercise of a warrant.

All proceeds from sales of unregistered securities, if any, are used for general corporate purposes.

Item 6. Exhibits

Exhibit No	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038-P (Incorporated by reference to the Form 10 filed on December 19, 2019)
3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)
3.3	Certificate of Change dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.4	Certificate of Amendment dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
3.5	Certificate of Change dated August 30, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)
4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)
4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)
4.6	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
4.12	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.13	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.14	Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).

Exhibit No	Description of Exhibit
4.15	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021. (Incorporated by reference to Form 10-K filed on September 27, 2021).
4.16	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.17	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.18	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
4.19	Form of Registration Rights Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)
10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)
10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)
10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to the Form 10-K filed on September 28, 2020)
10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)
10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)
10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)
10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)
10.09	Standard Multi-Tenant Office Lease-Net dated September 14, 2021 (Incorporated by reference to Form 10-Q filed on November 5, 2021)
10.10	Memorandum of Understanding dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech (Incorporated by reference to Form 8-K filed on September 21, 2021)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global WholeHealth Partners Corp.

By: /S/ Rene Alvarez

Rene Alvarez

Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Financial Officer)

Date: July 20, 2022

