Form 10-K
period 2022-06-30
Global Wholehealth Partners Corp
filed 2022-10-17
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56035

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-2316220 (I.R.S. Employer Identification No.)

15 Crooked Stick Drive Newport Beach, California	926660
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on December 31, 2021, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $4,098,960.

As of October 13, 2022 there were 131,287,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

i

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

Our Business

The Company develops and markets in-vitro diagnostic (“IVD”) tests. The Company has developed over 125 Diagnostic Tests with the criteria that they be “low cost”, OTC or “self-administered”, “absolutely accurate”, and provide “immediate results”. Company scientists participated in the development of the original Pregnancy test which was the first diagnostic to include these criteria and these criteria have been included in all Diagnostic tests developed by the Company since. Tests with these criteria have become to be known as “Rapid Tests”. The Company has 45 FDA approved tests  for distribution in the US which include tests for Troponin, Colorectal, and Drug testing among others. The remainder tests  carry an FDA Certificate of Exportability for distribution in foreign countries and include tests such as Ebola, ZIKA, Dengue Fever, Malaria, Influenza, Tuberculosis, Yellow Fever, Corona Viruses, and other epidemic and vector borne diseases.

The Company currently markets a range of IVD test kits for consumer use through over-the-counter (“OTC” or consumer), or consumer-use and point-of-care (“POC” or professional) for use by health care professionals, generally located at medical clinics, physician offices and hospitals, including those within penal systems throughout the US and abroad.

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

CoVid-19 Activities

From January of 2020 through January 2022, the Company was largely unsuccessful in it’s efforts to develop and sell COVID tests due to the commoditization of such tests and to the lack of recognition of the Company in the marketplace. The Company believes the opportunity here has diminished and is now focusing on its core business of manufacturing and distributing its vast product line of Diagnostic Tests.

Plan of Operation

The Company is currently focusing its attention on marketing its core FDA OTC approved products which includes tests for pregnancy, ovulation, colorectal, drugs of abuse, glucose strips and glucose monitors through various platforms, including Walmart, Amazon, eBay and a recent contract with PrimeCare America for distribution in the Midwestern part of the country.

Industry

The IVD testing industry encompasses the following two primary categories: the OTC market and the POC. The concepts that distinguish POC technology—operation simple enough for non-laboratory users; little or no maintenance requirement; and rapid, reliable results—mean that it can be applied equally well in many non-clinical settings, such as the OTC market. As advances in medical technology increasingly make it possible to diagnose diseases and physiological conditions from ever-smaller amounts of body fluids, certain diseases and conditions that once required diagnosis by physicians and/or medical technicians inside hospital emergency rooms, exam rooms/bedside studies, or private clinics, can now also be done by inexpensive, easy-to-use diagnostic devices that consumers can use in the comfort and anonymity of their home. Today, the average pharmacy, whether a privately owned neighborhood store, or chain owned, has become an outlet for selling IVD test kits for in-home use.

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

Research and Development

We are continuing to look for needs in the world to create and work with our scientific team and science partners to make IVD tests for a variety of diseases as the need and opportunity arises.

Facilities

The Company manufactures at two FDA approved labs located in San Diego and Escondido, California. All products are manufactured in the United States. The Corporate headquarters is located separately in the San Clemente, California business district. The two facilities have capacity to produce 250,000 units per day on a single shift. Further, additional facilities for lease are plentiful and can be equipped and setup quickly. We also provide third party manufacturing services.

The Company has sufficient warehouse facilities to accommodate our maximum production volumes and to keep sufficient inventory requirements (three months inventory of client order size) for subsequent refill orders by customers.

Employees

The Company currently has two employees, including Mr. Rene Alvarez, Chairman, President, CEO, Treasurer and Secretary and Edgar Gonzales, Director and Vice President.

Mr. Charles Strongo resigned from all Officer positions as well as a member of the Board. All of his functions were delegated to Mr. Rene Alvarez. Also, the Board accepted resignations from Dr. Ciu, Dr. Ford. Dr. Paez de la Cerda, and Wolfgang Groeters; all were appointed by Mr. Strongo. Mr Alvarez is re-constituting the Board at this time and has accepted Mr. Edgar B. Gonzalez to Board membership. It is anticipated that three additional members will be accepted soon. At the present time, we have no full-time employees. Messrs. Alvarez and Gonzalez devote approximately 40 to 60 hours each per week or as much time as is necessary to conduct the affairs of the company. The company utilizes independent contractors when necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

We utilized approximately 1,500 square feet of office and warehouse space located at 1402 North El Camino Real, San Clemente, California 92672. The space is leased pursuant to a sublease on a month-to-month basis with monthly rent due of approximately $3,700.

Item 3. LEGAL PROCEEDINGS

See Note 9 to our financial statements for information related to the Securities and Commission Civil Complaint filed on February 17, 2022.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During fiscal 2022, the Company issued 16,000,000 shares in exchange for services valued at $1,733,100, which includes the issuance of 9,000,000 shares, in total, to the Board of Directors, valued at $387,000.

During fiscal 2022, Firstfire 1) converted $164,000 or principal of Firstfire Note No. 1 at a per share price of $0.03, and received 5,466,666 shares; and 2) converted $31,500 or principal of Firstfire Note No. 2 at a per share price of $0.0063, and received 5,000,000 shares.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM provided services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021. Lionsgate was also issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

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

Overview

Global WholeHealth Partners Corporation develops and markets in-vitro diagnostic tests for over-the-counter, or consumer-use and point-of-care which includes hospitals, physicians’ offices and medical clinics, including those within penal systems throughout the US and abroad. The Company currently markets a range of diagnostic test kits for consumer use through OTC sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known POC, in the United States. These test kits are known as in-vitro diagnostic test kits or IVD products.

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

As of June 30, 2022, we had negative working capital of $1,575,766, and a cash balance of $0. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. During July 2022, the Company sold $239,675 face value of promissory notes from which the Company received $206,250 in proceeds. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year ended June 30, 2022 compared with the year ended June 30, 2021

	Year Ended June 30,
	2022	2021	Change
Revenue	$7,375	$40,196	$(32,821)
Cost of revenue	119,681	201,495	(81,814)
Gross profit	(112,306)	(161,299)	48,993

Operating expenses
Professional fees	176,174	83,790	92,384
Research and development	1,372,697	481,740	890,957
Selling, general and administrative	782,650	317,062	465,588
Stock compensation	1,741,800	2,544,000	(802,200)
Total operating expenses	4,073,321	3,426,592	646,729
Loss from operations	(4,185,627)	(3,587,891)	(597,736)
Other income (expense)
Interest expense	(281,866)	(64,732)	(217,134)
Interest recorded on compensatory warrants	-	(737,569)	737,569
Amortization of debt discount	(687,460)	(163,931)	(523,529)
Loss on related party transfer of intangible assets	-	(4,480,000)	4,480,000
Total other income (expense)	(969,326)	(5,446,232)	4,476,906
Net loss	$(5,154,953)	$(9,034,123)	$3,879,170

Revenue and Cost of Revenue

During fiscal 2022, the Company’s sales included a $7,000 sale to a related party. Sales decreased due to the Company’s inability to secure and market test items. The cost of revenue in 2022 and 2021 included inventory adjustments of $115,681 and 171,811, respectively, due to shelf-life expiration of our products

Professional Fees

Professional fees relate to expenditures incurred primarily for legal, accounting and financing services. During fiscal 2022 professional fees increased primarily due to higher legal fees incurred related to the February 17, 2022 Securities and Exchange Commission lawsuit filed in the federal district court for the Southern District of California, for additional information see the notes to our financial statements, “NOTE 9 – Commitments and Contingencies”.

Research and Product Development

Research and Product Development (“R&D”) costs represent costs incurred to develop our tests and are incurred pursuant to certain internal R&D cost allocations, when applicable, and agreements with third-party providers, but primarily with Pan Probe Biotech, owned by Dr. Shujie Cui, our Chief Science Officer. R&D costs are expensed when incurred. During fiscal 2022 compared to fiscal 2021, R&D costs increased due to the development of a COVID antigen test.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs include all expenditures related to personnel, rent, travel, public company costs, utilities, marketing and other office related costs. SG&A costs increased during fiscal 2022 compared to fiscal 2021 due increases in personnel costs of $127,500, travel and meals of $38,020, rent of $84,427, utilities of $31,363, impairment charges of $26,418, marketing costs of $155,672 and other SG&A costs of $2,188.

Stock Compensation

Stock compensation represents the expense associated with the issuance of stock in exchange for services and is non-cash in nature. Stock compensation is based on our stock price at the measurement date and can fluctuate significantly as a result. Stock compensation expense in fiscal 2022 consisted of the issuance of 16,000,000 shares of restricted common stock at a weighted average price of $0.11 per share compared to the fiscal 2021 issuance of 2,950,000 shares of restricted common stock at a weighted average price of $0.86 per share. All shares were issued free of obligation.

Other Income and (Expense)

Other expense includes “interest expense” which relates to the stated interest and penalties upon default of our outstanding promissory notes, and “amortization of debt discount” which represents the accretion of the discount applied to our notes as a result of the issuance of detachable warrants, the beneficial conversion feature contained certain notes and deductions from the proceeds of the promissory notes for various related fees. During fiscal 2022, interest expense included $191,400 of liquidated damages and penalties due to our default on the Firstfire Notes and $79,200 of interest expense related to the Firstfire Notes and $90,466 related to our promissory notes.

During fiscal 2021, the company recognized $64,732 of interest expense related to your outstanding promissory notes and $737,569 related to the July 22, 2020 Common Stock Purchase Agreement with EMC2 Capital, LLC and related Commitment Warrants valued at $737,569.

The loss on related party transfer of intangible assets represents value of two separate, exclusive, five-year, license agreements between the Company and Charles Strongo, our former CEO, one for the manufacture of Biodegradable plastic for medical devices under provisional patent 63/054,139 and the second license agreement for the use of the intellectual property described as “a Rapid, Micro-Well or Later flow test for Parkinson’s, Dementia, or Alzheimer or ASD” (collectively, the “License Agreements”). The License Agreements were both executed on January 12, 2021 and March 30, 2021. In exchange for entering into the License Agreements, the Company issued a total of 8 million shares of restricted common stock with a market value of $4,480,000. Due to this being a related party transfer with no available historical cost records, the full value of the stock issued was recorded as a loss.

Liquidity and Capital Resources

As of June 30, 2022, the Company had no cash and a bank overdraft of $1,230 and current liabilities of $1,719,380. From inception to June 30, 2022, we have incurred an accumulated deficit of $18,937,685. This loss has been incurred through a combination of professional fees, R&D, SG&A and non-cash stock related costs of $13,235,369 to support our plans to develop our business. During fiscal 2022, the Company had negligible revenues and used cash in operations of $1,968,207. The Company has incurred losses since inception and may not be able to generate sufficient net revenue from its business in the future to achieve or sustain profitability. The Company currently has insufficient funds to operate over the next twelve months. To finance our operations, we have entered into a Common Stock Purchase Agreement with EMC2 Capital LLC, which provided us with $1,476,872 during fiscal 2022. Additionally, we entered into a Securities Purchase Agreement and related 12% senior secured convertible promissory note on June 18, 2021 and August 27, 2021, under which the Company received net proceeds of $224,500 on July 8, 2021 and $313,700 on September 2, 2021. Subsequent to fiscal 2022, in July 2022, the Company sold $239,675 face value of promissory notes from which the Company received $206,250 in proceeds. We are currently pursuing additional funds through equity or debt financing or a combination thereof. However, aside from the EMC2 SPA, the Company has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Summary of Cash Flows

Presented below is a table that summarizes the cash provided or used in our activities and the amount of the respective increases or decreases in cash provided by (used in) those activities between the fiscal periods:

	Year Ended June 30,
	2021	2020	Change
Operating activities	$(1,968,207)	$(642,802)	$(1,325,405)
Investing activities	-	(3,505)	3,505
Financing activities	1,893,505	706,512	1,186,993
Net increase (decrease) in cash	$(74,702)	$60,205	$(134,907)

Operating Activities

Net cash used in operating activities increased primarily due to increases in R&D, professional fees, personnel and other SG&A costs.

Investing Activities

The Company purchased computer equipment totaling $3,505 in fiscal 2021 .

Financing Activities

During fiscal 2022, the Company received $1,478,870 upon the sale of 7,856,514 shares of common stock, $2,000 upon the issuance of 2,000,000 shares pursuant to a warrant exercise, and $538,200 from the sale of convertible promissory notes offset by debt payments totaling $123,565.

During fiscal 2021, the Company received $680,051 upon the sale of 1,235,961 shares of common stock, $162,000 from the sale of convertible promissory notes, $75,000 from the sale of promissory notes and $144,576 from the sale of a related party note offset by payments of $73,000 on convertible promissory notes, $15,845 on promissory notes and $266,270 on related party notes.

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

Recently Issued Accounting Pronouncements

See “NOTE 2 – Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Global WholeHealth Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global WholeHealth Partners Corporation as of June 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

October 13, 2022

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021
ASSETS

Current assets:
Cash	$-	$74,702
Prepaid expenses and other current assets	20,266	27,918
Inventory, net	-	29,681
Deferred financing costs	-	271,814
Total current assets	20,266	404,115

Equipment, net of accumulated depreciation of $2,230 and $1,067	1,274	2,438
Investment in related party common stock	5,000	5,000
Total assets	$26,540	$411,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Related party note	$-	$2,785
Bank overdraft	1,230
Convertible notes payable, net of discount of $0 and $27,460, respectively	690,900	85,000
Notes payable	-	43,320
Accounts payable and accrued liabilities	173,727	148,946
Related party payables	730,175	228,598
Total current liabilities	1,596,032	508,649
Total liabilities	1,596,032	508,649

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $0.001 par value, 400,000,000 shares authorized, 115,287,079 and 78,713,899 shares issued and outstanding at June 30, 2022 and 2021, respectively	115,287	78,714
Additional paid-in capital	17,244,206	13,529,861
Common stock payable	8,700	77,061
Retained deficit	(18,937,685)	(13,782,732)
Total stockholders’ equity (deficit)	(1,569,492)	(97,096)
Total liabilities and stockholders’ equity (deficit)	$26,540	$411,553

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021
Revenue	$375	$40,196
Revenue-related party	7,000	-
Cost of revenue	115,681	201,495
Cost of revenue-related party	4,000	-
Gross profit	(112,306)	(161,299)

Operating expenses
Professional fees	176,174	83,790
Research and development - related party	1,369,097	461,040
Research and development	3,600	20,700
Selling, general and administrative - related party	1,411,000	2,726,704
Selling, general and administrative	1,113,450	134,358
Total operating expense	4,073,321	3,426,592
Loss from operations	(4,185,627)	(3,587,891)
Other income (expense)
Interest expense	(281,866)	(802,301)
Amortization of debt discount	(687,460)	(163,931)
Loss on related party transfer of intangible assets	-	(4,480,000)
Total other income (expense)	(969,326)	(5,446,232)
Net loss	$(5,154,953)	$(9,034,123)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	93,904,756	65,905,595

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, June 30, 2020	59,966,358	$59,966	$4,628,908	$-	$(4,748,609)	$(59,735)
Common stock issued for cash	514,298	514	429,486	-	-	430,000
Common stock sold pursuant to the EMC2 SPA	721,663	722	(722)	-	-	-
Common stock issued upon conversion of convertible promissory note	146,486	147	55,503	77,061	-	132,711
Common stock issued for services	2,950,000	2,950	2,541,050	-	-	2,544,000
Common stock issued for license agreements with Charles Strongo	8,000,000	8,000	4,472,000	-	-	4,480,000
Investment in related party common stock	5,000,000	5,000	-	-	-	5,000
Common stock issued as compensation for financings	1,415,094	1,415	1,258,019	-	-	1,259,434
Discount on convertible promissory notes due to beneficial conversion feature	-	-	145,617	-	-	145,617
Net loss for the year ended June 30, 2021	-	-	-	-	(9,034,123)	(9,034,123)
Balance, June 30, 2021	78,713,899	$78,714	$13,529,861	$77,061	$(13,782,732)	$(97,096)
Common stock sold pursuant to the EMC2 SPA	7,856,514	7,857	1,197,200	-	-	1,205,057
Common stock issued upon conversion of convertible promissory note	10,716,666	10,716	261,845	(77,061)	-	195,500
Common stock issued upon exercise of warrant	2,000,000	2,000	-	-	-	2,000
Common stock issued for services	16,000,000	16,000	1,717,100	8,700	-	1,741,800
Discount on convertible promissory notes due to beneficial conversion feature	-	-	538,200	-	-	538,200
Net loss for the year ended June 30, 2022	-	-	-	-	(5,154,953)	(5,154,953)
Balance, June 30, 2022	115,287,079	$115,287	$17,244,206	$8,700	$(18,937,685)	$(1,569,492)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,154,953)	$(9,034,123)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on related party transfer of intangible assets	-	4,480,000
Common stock issued for services	1,741,800	2,544,000
Amortization of debt discount	687,460	163,931
Penalties on default of Firstfire Notes	191,400	-
Interest recorded on compensatory warrants	-	737,569
Depreciation and amortization	1,164	1,067
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	7,653	(12,854)
(Increase) decrease in inventory	29,681	(122,466)
Increase (decrease) in accounts payable and accrued expenses	26,011	(127,336)
Increase (decrease) related party payables	501,577	(227,806)
Net cash flows used in operating activities	(1,968,207)	(642,802)

Cash flows used in investing activity
Purchase of equipment	-	(3,505)
Net cash flows used in investing activity	-	(3,505)

Cash flows from financing activities
Proceeds from sale of common stock	1,478,870	680,051
Proceeds from convertible promissory notes	538,200	162,000
Payments of convertible promissory notes	(50,000)	(73,000)
Proceeds from promissory notes	-	75,000
Payments of promissory notes	(70,780)	(15,845)
Proceeds from related party note, net	-	144,576
Payments of related party note	(2,785)	(266,270)
Net cash flows from financing activities	1,893,505	706,512
Change in cash	(74,702)	60,205
Cash at beginning of period	74,702	14,497
Cash at end of period	$-	$74,702

Supplemental disclosure of cash flow information:
Interest paid in cash	$11,875	$32,680
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued for conversion of note payable	$195,500	$132,711
Debt discount recorded for beneficial conversion feature	$538,200	$145,617
Common stock issued for license agreements	$-	$4,480,000

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 1 – Organization and Going Concern

Organization

Global WholeHealth Partners Corporation was incorporated on March 7, 2013 in the State of Nevada under the name Texas Jack Oil and Gas Corp. On May 9, 2019, the Company amended its Articles of Incorporation to effect a change of name to Global WholeHealth Partners Corporation. The Company’s ticker symbol changed to GWHP.

The Company develops and markets in-vitro diagnostic tests. The Company has developed over 125 Diagnostic Tests with the criteria that they be “low cost”, OTC or “self-administered”, “absolutely accurate”, and provide “immediate results”. The Company has 45 FDA approved tests for distribution in the US which include tests for Troponin, Colorectal, and Drug testing among others. The remainder tests carry an FDA Certificate of Exportability for distribution in foreign countries and include tests such as Ebola, ZIKA, Dengue Fever, Malaria, Influenza, Tuberculosis, Yellow Fever, Corona Viruses, and other epidemic and vector borne diseases.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $1,968,000 for the year ended June 30, 2022 and has an accumulated deficit of $18,943,000 from inception through June 30, 2022. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon internally generated funds, and funds from the sale of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

Inventory

Inventory is comprised of finished goods and stated at the lower of cost or net realizable value. Inventory cost is determined on a weighted average basis in accordance with ASC 330-10-30-9. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. When necessary, the Company establishes reserves for this purpose. During the year ended June 30, 2022 and 2021, the Company recognized $115,681 and $171,811, respectively, of adjustments to reduce the value of inventory due primarily to the reduction in selling prices and expiration of test kits.

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

Transactions with Related Parties

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one-party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to common stockholders. The anti-dilutive securities are as follows (in common stock equivalent shares):

	Year Ended June 30, 2022	Year Ended June 30, 2021
Common stock warrants	546,975	2,216,975
Convertible promissory notes	131,535,144	10,354

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

NOTE 3 – Equipment

Equipment consists of the following:

	June 30,
	2022	2021
Computers, office equipment and software	$3,505	$3,505
Total equipment	3,505	3,505
Accumulated depreciation	(2,230)	(1,067)
Equipment, net	$1,274	$2,438

During the year ended June 30, 2021, the Company purchased $3,505 of computer equipment. During fiscal 2022 and 2021, the Company recognized depreciation expense of $1,163 and $1,067, respectively.

NOTE 4 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $0.001 par value; 10,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 400,000,000 shares of Common Stock authorized of which 115,287,079 and 78,713,899 shares were issued and outstanding as of June 30, 2022 and June 30, 2021, respectively.

During fiscal 2022, the Company issued 16,000,000 shares in exchange for services valued at $1,733,100, which includes the issuance of 9,000,000 shares, in total, to the Board of Directors, valued at $387,000.

During fiscal 2022, Firstfire 1) converted $164,000 or principal of Firstfire Note No. 1 at a per share price of $0.03, and received 5,466,666 shares; and 2) converted $31,500 or principal of Firstfire Note No. 2 at a per share price of $0.0063, and received 5,000,000 shares.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). Pursuant to the MMSA, 1) LGFM will provide services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021. Lionsgate was issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

On April 20, 2021, the Company and Empire Associates, Inc. entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire Associates, Inc. in full satisfaction of the $77,060 paid to Geneva by Empire Associates on behalf of the Company. The shares were issued on September 2, 2021.

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

On December 15, 2020, the Company sold 250,000 shares of restricted common stock for $0.36 per share and received $90,000. These shares were issued on February 5, 2021.

On September 24, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 219,298 shares of restricted common stock at a price of $1.14 per share ($250,000 total) which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021.

On July 9, 2020, the Company and Dr. Scott Ford, Director, entered into a subscription agreement for the purchase 45,000 shares of restricted common stock at a price of $2.00 per share which represents a 50% discount to the share price due to the lack of marketability and the thinly traded nature of our common stock on the OTC. These shares were issued on February 5, 2021.

EMC2 Capital

On July 22, 2020, the Company entered into a Common Stock Purchase Agreement (the “EMC2 SPA”) and a Registration Rights Agreement with EMC2 Capital, LLC (“EMC2 Capital”) pursuant to which EMC2 Capital agreed to invest up to One Hundred Million Dollars ($100,000,000) to purchase the Company’s common stock at a purchase price as defined in the Common Stock Purchase Agreement (the “Purchase Shares”). As consideration for entry into the EMC2 SPA, the Company agreed to issue 1,415,094 shares of common stock (the “Commitment Shares”) and a warrant to purchase up to two million (2,000,000) shares of common stock (the “Commitment Warrant”). The Commitment Warrant vested upon issuance, expires on its fifth anniversary and had an initial exercise price of $1.59 per share subject to adjustment whereby in the event that the bid price drops below the exercise price, at any time, the exercise price will decease by a prescribed amonut. Since the bid price dropped below $0.59 per share, the exercise price has been adjusted to par value, or $0.001 per share. Additionally, the Company agreed to issue a Registration Rights Agreement as an inducement to EMC2 Capital to execute and deliver the EMC2 SPA, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of common stock issuable for EMC2 Capital’s investment pursuant to the Common Stock Purchase Agreement. The obligation to issue the Commitment Shares and Commitment Warrant and the right of the Company to sell Purchase Shares to EMC2 Capital was dependent on the Company satisfying certain conditions, including notice of effectivness of the shelf registration statement registering the Purchase Shares and the issuance of the Commitment Shares and Commitment Warrant. Our Form S-1 registering 11,993,271 shares of common stock related to the EMC2 SPA was filed on January 28, 2021 and declared effective on March 3, 2021, the measurement date.

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

As a result of the Securities and Exchange Commission declaring our Registration on Form S-1 effective, the pre conditions necessary for the Company to begin selling Purchase Shares to EMC2 Capital were removed. As a result, the Company determined the relative fair value of the Commitment Warrants and Commitment Shares to be $737,569 and $521,865, respectively and recorded a deferred financing asset of $521,865 and interest expense of $737,569. Subsequent cash receipts from the sale of Purchase Shares were first be allocated to the deferred financing cost asset.

During fiscal 2021, from March 3, 2021 through June 30, 2021, the Company sold 721,663 purchase shares to EMC2 Capital at prices ranging from $0.32 - $0.37 and received total proceeds of $250,051.

During fiscal 2022, the Company sold 7,856,514 Purchase Shares to EMC2 Capital at prices ranging from $0.02 - $0.34 and received total proceeds of $1,476,872. No Purchase Shares were sold during our fourth quarter ended June 30, 2022.

EMC2 also exercised their warrant to purchase 2,000,000 shares in exchange for the exercise price resulting in $2,000 of proceeds.

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of June 30, 2022 and 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	June 30, 2022	June 30, 2021	Exercise Price	Date of Issuance	Expiration
EMC2 Capital	-	2,000,000	variable	July 22, 2020	July 22, 2025
Geneva	51,975	51,975	variable	April 26, 2021	April 26, 2024
Firstfire Warrant 1	165,000	165,000	variable	June 18, 2021	June 18, 2024
Firstfire Warrant 2	330,000	-	variable	August 27, 2021	August 27, 2024
Total	546,975	2,216,975

NOTE 5 – Transactions with Related Persons

On March 30, 2022, the Board issued a total of 9,000,000 shares of restricted common stock valued at $0.043 per share to its six Directors.

On March 30, 2022, Michael Mitsunaga made a $10,000 payment to the Company’s counsel. Mr. Mitsunaga is the President Nunzia Pharmaceutical Company and was appointed its CEO in February 2022. Mr. Charles Strongo, the Company’s former Chairman and CEO resigned his position as Chairman and CEO of Nunzia Pharmaceutical Company on February 22, 2022. Due to the related party nature of the payment, as of June 30, 2022, the $10,000 is reflected on the balance sheet under the account “related party payables”.

On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). LGFM is a shareholder, has provided significant funding to the Company and former officers of the Company are affiliates of LGFM. Pursuant to the MMSA, 1) LGFM provided services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021. Lionsgate was also issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

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

Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies and work towards the development of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s former Chief Science Officer and 100% owner of Pan Probe. During the year ended June 30, 2022, the Company incurred R&D costs of $1,369,097 and paid Pan Probe $1,015,000 for R&D work. As of June 30, 2022 and 2021 the balance due to Pan Probe was $582,577 and $228,480, respectively.

The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the year ended June 30, 2021, the Company recognized $10,204 of rent expense related to this arrangement.

Related Party Note

From time-to-time the Company receives shareholder advances from LionsGate to cover operating costs. On March 29, 2020, the Company issued a Promissory Note (the “Note”), and on June 30, 2020, amended the Note (the “Note Amendment”). Pursuant to the Note and Note Amendment, the terms provided for total funding of up to $585,000, interest at the rate of 5% per annum with the principal and interest due in-full on June 30, 2021. On January 27, 2021, the Company and LionsGate entered into a Loan Agreement (the “Loan Agreement”) and Promissory note (the “Promissory Note”) pursuant to which the Company may borrow up to $250,000 at an annual interest rate of 5% and default interest rate of 15%. The Loan Agreement supersedes the Note and Note Amendment and included a beginning balance of $29,951 which was the balance of advances and accrued interest owing under the Note as of January 27, 2021. The Promissory Note matured on December 31, 2021. During fiscal 2022 and 2021, LionsGate provided advances under the Note, Note Amendment and Promissory Note totaling $0 and $144,577, respectively. During fiscal 2022 and 2021, the Company repaid amounts owing under the Note, Note Amendment and Promissory Note totaling $24,000 and $267,750, respectively. The $24,000 fiscal 2022 payment exceeded the balance due of $2,785 by $21,215, resulting in a receivable to the Company which Lionsgate has partially repaid through fiscal 2022 payments totaling $950, leaving a receivable balance due from Lionsgate of $20,266 as of June 30, 2022.

During fiscal 2022 and 2021, the Company recognized $0 and $2,178, respectively, of interest expense related to the Note, Note Amendment and Promissory Note.

NOTE 6 – Convertible Promissory Notes

On April 18, 2020, the Company issued five separate unsecured convertible promissory notes in exchange for $95,000 (the “Convertible Notes”). Each Convertible Note contains the same terms and conditions. The Convertible Notes bear interest of 8%, matured in six months on October 17, 2020 and are convertible at any time into shares of restricted common stock at a conversion price of $9.00 per share. The notes are currently in default. The debt discount attributable to the fair value of the beneficial conversion feature amounted to $42,224 for the Convertible Notes and was accreted over the term of the Convertible Notes. In December of 2020, the Company repaid, in-full, two of the Convertible Notes with principal a balance totaling $10,000 and $500 in interest payable. In November of 2021, the Company repaid, in-full, one of the Convertible Notes with a principal balance totaling $50,000 and $6,425 of interest payable. During the years ended June 30, 2022 and 2021, the Company recognized $4,345 and $7,143, respectively, of interest expense; and $0 and $25,149, respectively, of accretion. As of June 30, 2022, the Convertible Notes principal balance is $35,000 and accrued interest balance is $6,102.

Firstfire Global Opportunities Fund LLC

Firstfire Note No. 1

On June 18, 2021, the Company entered into a Securities Purchase Agreement with Firstfire Global Opportunities Fund LLC (“Firstfire”), for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $275,000 and 165,000 stock purchase warrants. On July 8, 2021, the Company received $224,500 net of a $25,000 original issue discount, and $25,500 of placement agent and legal fees, and issued a senior secured convertible promissory note (the “Firstfire Note No. 1”) in the amount of $275,000. The terms of the Firstfire Note No. 1 provide for all principal and interest due in twelve (12) months on June 18, 2022, with $33,000 of interest (i.e., $275,000 x 12%) earned as of June 18, 2021, interest due upon default of 20% annually, a prepayment penalty of 5% of all outstanding amounts due, and if the Company triggers and event of default which is not cured, then the total of all amounts owing will be increased by 25%, to be paid at the discretion of Firstfire, in the form of cash or conversion into common stock. The Firstfire Note No. 1 is convertible any time after June 18, 2021 into shares of common stock at a conversion price that is the lesser of $0.35 per share or seventy percent (70%) of the lowest traded price of our common stock during the ten (10) trading day period prior to conversion. Conversion of the Firstfire Note No. 1 and/or the Firstfire Warrant No. 1 is limited to Firstfire beneficially owning no more than 4.99% of the outstanding common stock of the Company.

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

As additional consideration, the Company granted Firstfire a warrant to purchase 165,000 shares of our common stock (the “Firstfire Warrant No. 1”) at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 1 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 1 shares is not available for the resale of such Firstfire Warrant No. 1 shares. The fair value of the Firstfire Warrant No. 1 was $0.36 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.41 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.47% (4) expected life of 3 years, (5) expected volatility of 194.5%, and (6) zero expected dividends. This resulted in allocating $48,849 to the Firstfire Warrant No. 1 and $226,151 to the Firstfire Note No. 1. The debt discount attributable to the beneficial conversion feature was $264,372. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 1, the Company recorded a debt discount of $275,000.

During the year ended June 30, 2022, Firstfire converted $164,000 of principal of the Firstfire Note No. 1 at an average per share price of $0.03, and received 5,466,666 shares of common stock.

During the year ended June 30, 2022, the Company recognized $34,471 of interest expense.

As of June 30, 2022, the total amount due, including interest and penalties, under the Firstfire Note 1 is $225,221 and is convertible into approximately 40,218,100 shares of common stock.

Firstfire Note No. 2

On August 27, 2021, the Company entered into a Securities Purchase Agreement with Firstfire, for the sale of a secured, 12% senior secured convertible promissory note in the principle amount of $385,000 and 330,000 stock purchase warrants. The Company received $313,700 net of a $35,000 original issue discount and $36,300 of placement agent and legal fees, and issued a senior secured convertible promissory note (the “Firstfire Note No. 2”) in the amount of $385,000. The terms of the Firstfire Note No. 2 provide for all principal and interest due in twelve (12) months on August 27, 2022, with $46,200 of interest (i.e., $385,000 x 12%) earned as of August 27, 2021, interest due upon default of 20% annually, a prepayment penalty of 5% of all outstanding amounts due, and if the Company triggers and event of default which is not cured, then the total of all amounts owing will be increased by 25%, to be paid at the discretion of Firstfire, in the form of cash or conversion into common stock. The Firstfire Note No. 2 is convertible any time after August 27, 2021 if the underlying shares have an effective registration statement, otherwise, the right of conversion commences after 180 days from August 31, 2021 into shares of common stock at a conversion price that is the lesser of $0.35 per share or seventy percent (70%) of the lowest traded price of our common stock during the ten (10) trading day period prior to conversion. Conversion of the Firstfire Note No. 2 and/or the Firstfire Warrant No. 2 is limited to Firstfire beneficially owning no more than 4.99% of the outstanding common stock of the Company.

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

As additional consideration, the Company granted Firstfire a warrant to purchase 330,000 shares of our common stock (the “Firstfire Warrant No. 2”) at an exercise price of $0.50 for a period of three (3) years. The Firstfire Warrant No. 2 contains provision for an anti-dilution adjustment and cashless exercise rights if a registration statement covering the resale of the Firstfire Warrant No. 2 shares is not available for the resale of such Firstfire Warrant No. 2 shares. The fair value of the Firstfire Warrant No. 2 was $0.32 per share and was calculated using the Black-Scholes option pricing model with the following assumptions: (1) Stock price of $0.37 per share; (2) exercise price of $0.50 per share; (3) discount rate 0.41% (4) expected life of 3 years, (5) expected volatility of 184.0%, and (6) zero expected dividends. This resulted in allocating $82,870 to the Firstfire Warrant No. 2 and $302,130 to the Firstfire Note No. 2. The debt discount attributable to the beneficial conversion feature was $248,111. As a result of the original issue discount, fees, warrant and beneficial conversion feature of the Firstfire Note No. 2, the Company recorded a debt discount of $385,000.

During the year ended June 30, 2022, Firstfire converted $31,500 of principal of the Firstfire Note No. 2 at a per share price of $0.0063, and received 5,000,000 shares of common stock.

During the year ended June 30, 2022, the Company recognized $46,200 of interest expense.

As of June 30, 2022, the total amount due, including interest and penalties, under the Firstfire Note 2 is $511,350 and is convertible into approximately 93,112,500 shares of common stock.

Geneva Promissory Note dated April 26, 2021

On April 26, 2021, the Company and Geneva Roth Remark Holdings, Inc. (“Geneva”) entered into a Securities Purchase Agreement (the “SPA”). Pursuant to the SPA, The Company sold to Geneva a Promissory Note for the principal amount of $86,625 (the “Geneva Promissory Note”) and issued a warrant to purchase up to 51,975 shares of common stock (the “Geneva Warrant”). Under the Geneva Promissory Note the Company received net proceeds of $75,000 which included deductions for a 10% original issue discount, $3,000 for legal fees and $750 as a due diligence fee. The Geneva Promissory Note matured in one (1) year, required ten (10) monthly payments of $9,529 beginning June 1, 2021, and was unsecured. On August 9, 2021, the Company repaid, in whole, the remaining balance due under the Geneva Promissory Note, or $57,173.

During the year ended June 30, 2022 and 2021, the Company made payments totaling $76,230 and $19,058, respectively, recognized interest expense of $3,213 and $5,550, respectively and recognized accretion of the debt discount of $5,951 and $27,460, respectively.

Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020

On July 13, 2020, August 3, 2020 and September 8, 2020 (the “Issue Dates”), the Company and Geneva entered into separate and identical Securities Purchase Agreements (the “Geneva SPAs”). Pursuant to the Geneva SPAs, Geneva and the Company entered into separate and identical Convertible Promissory Notes also dated as of July 13, 2020, August 3, 2020 and September 8, 2020 for principal amounts of $63,000, $55,000 and $53,000, respectively (the “Geneva CPNs”). Pursuant to the terms of the Geneva CPNs, the Company received net proceeds of $60,000, $52,000 and $50,000 (the proceeds from each note were funded net of $3,000 in legal fees). The Geneva CPNs matured in one year, accrued interest of 10% and, after 180 days, were convertible into shares of common stock any time at a conversion price equal to 58% of the lowest trading price during the twenty-trading day period ending on the latest complete trading day prior to the conversion date. The Geneva CPN’s may be prepaid anytime up to 180 days from issuance with the following prepayment penalties: 1) The period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date, 125%; 2) The period beginning on the date that is ninety-one (91) day from the Issue Date and ending one hundred fifty (150) days following the Issue Date, 135%; and 3) The period beginning on the date that is one hundred fifty-one (151) day from the Issue Date and ending one hundred eighty (180) days following the Issue Date, 139%.

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

The Geneva CPNs were repaid in full in fiscal 2021. During the year ended June 30, 2021, the Company recognized $9,380 of interest expense, $43,374 of in penalties and $132,831 of accretion related to the debt discount.

NOTE 7 – Leases

On September 14, 2021, in anticipation of increased business, the Company leased 6,900 square feet of office and light industrial space located at 1130 Calle Cordillera, San Clemente, California and entered into a Standard Multi-Tenant Office Lease (the “Lease”). Pursuant to the Lease the term is five years beginning on October 15, 2021, the Company paid a security deposit of $32,621, and monthly base rent is $9,696 subject to an annual increase of 3% each year.

On July 13, 2022, the Company received a notice to pay rent or surrender the premises located at 1130 Calle Cordillera, San Clemente, California due to non payment of rent for the months of April 2022 – July 2022 and totaling $35,391. In mid August 2022, the Company surrendered the premises and the deposit of $32,621 towards payment of the balance owed leaving a liability of $2,770.

As of June 30, 2022, the Company has not entered into any leases other than the lease described above which have not yet commenced and would entitle the Company to significant rights or create additional obligations.

NOTE 8 – Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

There is no current or deferred tax expense for 2022 and 2021, due to the Company’s loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at June 30, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,994,223	$1,275,168
Statutory tax rate	21%	21%
Total deferred tax assets	838,787	267,785
Less: valuation allowance	(838,787)	(267,785)
Net deferred tax asset	$-	$-

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended June 30, 2022 and 2021 is as follows:

	2022	2021
Federal Statutory Rate	$1,082,540	$1,897,166
Nondeductible expenses	(511,539)	(1,664,355)
Change in allowance on deferred tax assets	571,001	232,811
Income tax benefit	$-	$-

The net increase in the valuation allowance for deferred tax assets was $571,002 and $232,811 for the years ended June 30, 2022 and 2021, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at June 30, 2022 available to offset future federal taxable income, if any, of approximately $3,994,223. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2019 through 2021 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 9 – Commitments and Contingencies

On September 14, 2021, the Company leased 6,900 square feet of office and light industrial space located at 1130 Calle Cordillera, San Clemente, California. See “Note 6 - Leases” and “Note 10 – Subsequent Events” for additional information.

On February 17, 2022, the Securities and Exchange Commission filed a lawsuit in the federal district court for the Southern District of California, charging the Company, former CEO Charles Strongo, and four stock promoters with violations of section 10(b) of the Securities Exchange Act of 1934 and section 17(a) of the Securities Act of 1933. The SEC’s complaint seeks injunctive relief, disgorgement of funds allegedly received from illegal conduct plus pre-judgment interest, and the civil penalties. On the same day, the US Attorney’s Office for the Southern District of California announced the unsealing of an indictment charging Mr. Strongo and the promoters with conspiring to manipulate the market for the Company’s stock in an alleged “pump-and-dump” scheme through allegedly false and misleading statements in press releases and SEC filings concerning the Company’s emergency use authorization submissions to the Food and Drug Administration for COVID-19 tests. The matter is presently stayed pending the conclusion of the criminal case, United States of America v. Brian Volmer et. al., United States District Court, Southern District Case No. 21-cr-1310-WQH, in which Mr. Strongo is also named as a defendant. Mr. Strongo adamantly denies the allegations and has entered a plea of not guilty to the charges. Total legal costs recognized through fiscal 2022 were $72,949. Due to the nature and early stage of the SEC Action, the Company is unable to estimate the total costs to defend itself or the potential costs to the Company in the event that it is not successful in its defense.

NOTE 10 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2022 and prior to the filing of our consolidated financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On July 25, 2022, Firstfire converted $29,750 of principal under the Firstfire Note 2 and received 5,000,000 shares of common stock.

On Agust 3, 2022, Firstfire converted $20,000 of principal under the Firstfire Note 2 and received 5,000,000 shares of common stock.

On September 6, 2022, Firstfire converted $23,100 of principal under the Firstfire Note 2 and received 5,000,000 shares of common stock.

On July 13, 2022, the Company received a notice to pay rent or surrender the premises located at 1130 Calle Cordillera, San Clemente, California due to non payment of rent for the months of April 2022 – July 2022 and totaling $35,391. In mid August 2022, the Company surrendered the premises and the deposit of $32,621 towards payment of the balance owed.

On July 21, 2022, the Company and 1800 Diagonal Lending LLC (“1800 Diagonal”) entered into a Securities Purchase Agreement (the “1800 Diagonal SPA”). Pursuant to the 1800 Diagonal SPA, the Company sold to 1800 Diagonal a Promissory Note for the principal amount of $114,675 (the “1800 Diagonal Promissory Note”). Pursuant to the 1800 Diagonal Promissory Note the Company received net proceeds of $100,000 which included deductions for a $10,425 original issue discount, $3,000 for legal fees and $1,250 as a due diligence fee. The 1800 Diagonal Promissory Note matures in one (1) year, requires no payments until maturity, is unsecured and subject to customary remedies upon default. Beginning 180 days for the date of the 1800 Diagonal Promissory Note, the 1800 Diagonal Promissory Note becomes, at the option of 1800 Diagonal, convertible into shares of common stock at an exercise price of 75% multiplied by the average of the three lowest closing bid prices over the 15 days prior to the conversion date. 1800 Diagonal has agreed to restrict its ability to convert the 1800 Diagonal Promissory Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The 1800 Diagonal Promissory Note represents a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The foregoing summary of the 1800 Diagonal SPA and 1800 Diahonal Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the 1800 Diagonal SPA and 1800 Diahonal Promissory Note which are filed herewith by the Company as Exhibit 10.12 and 10.13, respectively, to this report.

On July 27, 2022, the Company and Coventry Enterprises LLC (“Coventry”) entered into a Securities Purchase Agreement (the “Coventry SPA”). Pursuant to the Coventry SPA, the Company sold to Coventry a promissory note for the principal amount of $125,000 (the “Coventry Note”) and agreed to issue 1,000,000 shares of common stock (the “Common Stock Fee”). Pursuant to the Coventry Note, the Company received net proceeds of $106,250 which included deductions for an original issue discount of $18,750. Also, the Company paid a 3rd party broker the sum of $7,000 as a commission related to the Coventry Note. The Coventry Note includes 10% or $12,500 of guaranteed interest, matures in one (1) year, requires seven payments of $19,642.85 beginning December 27, 2022, is unsecured and subject to customary remedies upon default, including accruing interest at 18% and becoming convertible into common stock at a conversion price per share equal to 90% of the lowest per-share trading price during the twenty (20) trading day period before the conversion. The Coventry Note represents a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The foregoing summary of the Coventry SPA and Coventry Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Coventry SPA and Coventry Note which are filed herewith by the Company as Exhibit 10.14 and 10.15, respectively, to this report. As a result of the original issue discount, the Common Stock Fee valued at $9,000, and the $7,000 broker commission, the Company recorded a debt discount of $34,750 which is being accreted over the term of the Coventry Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2022, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (comm. only referred to as COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of June 30, 2022.

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

Name	Age	Current Position With Us	Director or Officer Since
Rene Alvarez	84	Chairman, CEO, President, Treasurer, COO and Secretary	August 1, 2019
Edgar B. Gonzalez	58	Executive Vice President and Director	July 27, 2022

Former Officers and Directors

Dr. Miriam Lisbeth Paez De La Cerda, Director from August 1, 2019 to her resignation on August 5, 2022.

Dr. Shuijie Cui, Chief Science Officer and Director from August 1, 2019 to his resignation on July 19, 2022.

Wolfgang Groeters, Director from August 1, 2019 to his resignation on July 19, 2022.

Dr. Scott Ford, Director from August 1, 2019 to his resignation on July 19, 2022.

Charles Strongo, Chairman, CEO from August 1, 2019 and Secretary from April 15, 2020 to his resignation on July 12, 2022.

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

Mr. Edgar B. Gonzalez. Mr. Gonzalez is the Executive Vice President of Sales, Operations, Marketing and sits on the Board Of Directors of the Company. Mr. Gonzalez has over 30+ years of experience in Business Finance and Corporate Management. Previously, Mr. Gonzalez founded and was President of California Investments which he owned and operated for 25 years and exceeded sales of over 700 million Dollars worldwide. Mr. Gonzalez has been a leader within the international community in contracts and financing, is considered a stakeholder with Federal Drug Administration having been a participant with them and has international contacts throughout the world, many of whom hold high positions within their governments and in their Ministry of Health Departments.

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

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors However, Our Board considers that a director is independent when the director is not an officer or employee of the Company, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of FINRA and the rules and regulations of the SEC. At this time, after considering all of the relevant facts and circumstances, our Board has determined that Wolfgang Groeters and qualify as an “independent” director. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have one executive officer and two directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer who is also the Treasurer, Secretary and Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Executive Officer and Chairman positions should be separated based on what the Board believes is best for us and our stockholders.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended June 30, 2022, the Board held a total of one (1) meeting. Shareholders were invited to attend via Zoom. We did not, however, have a qualifying annual meeting of shareholders during the fiscal years ended June 30, 2022 and 2021.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal years ended June 30, 2022 and 2021:

Name and Principal Position	Year Ended June 30,	Salary ($)	Stock Awards ($)	Total ($)
Charles Strongo (1) (2) Former CEO, President, CFO, Treasurer, Secretary and Chairman	2022	75,000	150,500	225,500
	2021	75,000	4,624,000	4,699,000
Richard Johnson (1) Former CFO, Treasurer and Director	2021	20,000	-	20,000
Rene Alvarez (3) CEO, President, CFO, Treasurer, COO, Secretary and Chairman	2022	75,000	150,500	225,500
	2021	79,800	144,000	223,800
Dr. Shuijie Cui (4) Former Chief Science Officer and Director	2022	-	21,500	21,500
	2021	-	144,000	144,000

(1)	On August 1, 2019, the Company appointed Charles Strongo to serve as the Company’s CEO, President and Chairman and Richard Johnson to serve as the Company’s CFO, Treasurer and Director. Richard Johnson served a CFO, Treasurer and Director through August 21, 2020.
(2)	During 2022, as compensation for his services on the Board, Mr. Strongo was granted 3,500,000 shares of restricted common stock valued at the close price of our common stock ($0.043 per share) valued at $150,500. During 2021, During 2021, Mr. Strongo was granted 1) 200,000 shares of restricted common stock on January 5, 2021 valued at the close price of our common stock ($0.72 per share) or $144,000; 2) 3,000,000 shares of restricted common stock pursuant to the Patent License Agreement dated January 12, 2021 valued at the close price of our common stock ($0.46 per share) or $1,380,000; and 3) 5,000,000 shares of restricted common stock pursuant to the IP License Agreement dated March 30, 2021 valued at the close price of our common stock ($0.62 per share) or $3,100,000. For additional information see “NOTE 4 – Stockholders’ Equity”, under Item 8 of this Annual Report.
(3)	During 2022, as compensation for his services on the Board, Mr. Alvarez was granted 3,500,000 shares of restricted common stock valued at the close price of our common stock ($0.043 per share) valued at $150,500. During 2021, as compensation for his services on the Board, Mr. Alvarez was granted 200,000 shares of restricted common stock valued at the close price of our common stock ($0.72 per share) or $144,000.
(4)	During 2022, as compensation for his services on the Board, Mr. Cui was granted 500,000 shares of restricted common stock valued at the close price of our common stock ($0.043 per share) valued at $21,500. During 2021, as compensation for his services on the Board, Mr. Cui was granted 200,000 shares of restricted common stock valued at the close price of our common stock ($0.72 per share) or $144,000.

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

COMPENSATION OF DIRECTORS

Our directors play a critical role in guiding our strategic direction and overseeing the management of our Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. In establishing director compensation, the Board is guided by the following goals:

●	compensation should consist of cash and/or equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

●	compensation should align the directors’ interests with the long-term interests of stockholders; and

●	compensation should assist with attracting and retaining qualified directors.

For their services as directors, on March 30, 2022, the Board granted 9,000,000 shares of restricted common stock to its directors. The stock was valued at the close price of our common stock ($0.043 per share) or $387,000 in total to the following individuals:

Name	Fees Earned or paid in cash ($)	Stock awards ($)
Charles Strongo	-	150,500
Rene Alvarez	-	150,500
Dr. Scott Ford	-	21,500
Dr. Shujie Cui	-	21,500
Wolfgang Groeters	-	21,500
Dr. Miriam Lisbeth De La Cerda	-	21,500

For their services as directors, on January 5, 2021, the Board granted 200,000 shares of restricted common stock to each of the six (6) directors. The stock was valued at the close price of our common stock ($0.72 per share) or $144,000 per director and $864,000 in total.

Limitation on Directors’ Liabilities; Indemnification of Officers and Directors

Our Bylaws designate the relative duties and responsibilities of our officers and establish procedures for actions by directors and stockholders and other items. Our bylaws also contain indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. For additional information, see Exhibit 3.2 to this Annual Report.

Directors’ and Officers’ Liability Insurance

We have not obtained directors’ and officers’ liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner(1)	Number of shares Beneficially Owned(2)	Percent of Class Owned(2)
Directors and Officers
Rene Alvarez	10,451,274	8.0
Wolfgang Groeters	2,730,000	2.1
Edgar B. Gonzalez	350,000	*
All Directors and Officers as a Group	13,531,274	10.3

5% shareholders
Rene Alvarez	10,451,274	8.0
Total Directors and Officers and 5% Shareholders	13,531,274	10.3

*	less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 1402 N El Camino Real, San Clemente, CA 92672.

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 131,287,079 shares of common stock issued and outstanding as of September 22, 2022. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. All the share amounts listed represent common stock held. No derivatives are owned by the parties listed in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director’s independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

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

●	any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

●	compensation to executive officers determined by the Board;

●	compensation to directors determined by the Board;

●	transactions in which all security holders receive proportional benefits; and

●	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

The following is a description of each transaction since the beginning of 2019, and each currently proposed transaction, in which:

●	we have been or are to be a participant;

●	the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

For additional information see “NOTE 5 – Transactions with Related Persons”, under Item 8 of this Annual Report.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BFBorgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended June 30, 2022 and 2021. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

Audit Fees

We have incurred fees totalling $57,300 and $43,200 for professional services related to the audit of our financial statements for the fiscal years ended June 30, 2022 and 2021, respectively.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended June 30, 2022 and 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm;

●	Balance Sheets as of June 30, 2022 and 2021;

●	Statements of Operations for the years ended June 30, 2022 and 2021;

●	Statements of Stockholders’ Deficit for the years ended June 30, 2022 and 2021;

●	Statements of Cash Flows for the years ended June 30, 2022 and 2021; and

●	Notes to Financial Statements

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

Global WholeHealth Partners Corporation (Registrant)

October 13, 2022	By:	/s/ Rene Alvarez
Rene Alvarez
Chief Executive Officer, Treasurer, Secretary and Chairman
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Alvarez	Chief Executive Officer, Treasurer,	October 13, 2022
Rene Alvarez	Secretary and Chairman
(Principal Executive Officer and
Principal Financial Officer)

/s/ Edgar B. Gonzalez	Executive Vice President and Director	October 13, 2022
Edgar B. Gonzalez

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038- P (Incorporated by reference to the Form 10 filed on December 19, 2019)

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)

3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)

3.3	Certificate of Change to affect the 1:500 reverse stock dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)

3.4	Certificate of Amendment to Articles of Incorporation dated May 9, 2019 changing the name of the Company to Global WholeHealth Partners Corporation(Incorporated by reference to the Form 10 filed on December 19, 2019)

3.5	Certificate of Change dated August 30, 2019 increasing authorized common stock from 60 million to 400 million (Incorporated by reference to Form 10 filed on December 19, 2019)

4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)

4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)

4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.6	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

4.12	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021 (Incorporated by reference to Form 10-K filed on September 27, 2021).

4.13	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.14	Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.15	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.16	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.17	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.18	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.19	Form of Registration Rights Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)

10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)

10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)

10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)

10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)

10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

10.9	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and LionsGate Funding Mangement LLC dated July 18, 2021 (Incorporated by reference to Form 10-K filed on September 27, 2021)

10.10	Standard Multi-Tenant Office Lease-Net dated September 14, 2021 (Incorporated by reference to Form 10-Q filed on November 5, 2021)

10.11	Memorandum of Understanding dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech (Incorporated by reference to Form 8-K filed on September 21, 2021)

10.12*	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and 1800 Diagonal Lending LLC dated July 21, 2022.

10.13*	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and 1800 Diagonal Lending LLC dated July 21, 2022.

10.14*	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Coventry Enterprises, LLC dated July 27, 2022.

10.15*	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Coventry Enterprises, LLC dated July 27, 2022.

99.1	Acknowledgement Letter from the FDA dated March 15, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)

99.2	Acknowledgement Letter from the FDA dated April 6, 2020 (Incorporated by reference to the Form 8-K filed on April 10, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*	Filed herewith.
§	Management contract or compensatory plan.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.