Form 10-K/A
period 2022-06-30
Global Wholehealth Partners Corp
filed 2023-01-13
CIK 1598308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56035

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-2316220 (I.R.S. Employer Identification No.)

15 Crooked Stick Drive Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

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

TABLE OF CONTENTS

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

i

Explanatory Note

On October 18, 2022, the management and the board of directors (the "Board") of Global WholeHealth Partners Corp. (the “Company”), in consultation with BF Borgers CPA PC ("BF Borgers"), the Company's independent registered public accounting firm, determined that the Company's previously issued financial statements filed with the Securities and Exchange Commission on October 17, 2022 on Form 10-K, and the Report of its Independent Registered Public Accounting Firm (the “Audit Report”) thereon, as of and for the year’s ended June 30, 2022 and 2021, should no longer be relied upon due to the Company inadvertently approving its EDGAR agent to file Form 10-K prior to receiving the final Audit Report from BF Borgers.

The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) to provide the following updates:

1.	the revised audit report to the consolidated financial statements
2.	Statement of Operations has been updated to reclassify $150,000 in 2022 and $25,000 in 2021 from selling, general and administrative to selling, general and administrative-related party.
3.	“NOTE 5–Transactions with Related Parties” to the consolidated financial statements has been updated to add additional information
4.	Item 9A Controls and Procedures has been updated to include certain control deficiencies.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A includes the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K except as described above. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

ii

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

Recently Issued Accounting Pronouncements

See “NOTE 2 – Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 5 - Transactions With Related Parties” to our Financial Statements included under Item 8 in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Global WholeHealth Partners Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global WholeHealth Partners Corporation as of June 30, 2022 and June 30, 2021, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and June 30, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2019

Lakewood, CO

January 13, 2023

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

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2022	2021
Revenue	$375	$40,196
Revenue-related party	7,000	-
Cost of revenue	115,681	201,495
Cost of revenue-related party	4,000	-
Gross profit	(112,306)	(161,299)

Operating expenses
Professional fees	176,174	83,790
Research and development - related party	1,369,097	461,040
Research and development	3,600	20,700
Selling, general and administrative - related party	1,561,000	2,751,704
Selling, general and administrative	963,450	109,358
Total operating expense	4,073,321	3,426,592
Loss from operations	(4,185,627)	(3,587,891)
Other income (expense)
Interest expense	(281,866)	(802,301)
Amortization of debt discount	(687,460)	(163,931)
Loss on related party transfer of intangible assets	-	(4,480,000)
Total other income (expense)	(969,326)	(5,446,232)
Net loss	$(5,154,953)	$(9,034,123)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	93,904,756	65,905,595

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL WHOLEHEALTH PARTNERS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Common Stock	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance, June 30, 2020	59,966,358	$59,966	$4,628,908	$-	$(4,748,609)	$(59,735)
Common stock issued for cash	514,298	514	429,486	-	-	430,000
Common stock sold pursuant to the EMC2 SPA	721,663	722	(722)	-	-	-
Common stock issued upon conversion of convertible promissory note	146,486	147	55,503	77,061	-	132,711
Common stock issued for services	2,950,000	2,950	2,541,050	-	-	2,544,000
Common stock issued for license agreements with Charles Strongo	8,000,000	8,000	4,472,000	-	-	4,480,000
Investment in related party common stock	5,000,000	5,000	-	-	-	5,000
Common stock issued as compensation for financings	1,415,094	1,415	1,258,019	-	-	1,259,434
Discount on convertible promissory notes due to beneficial conversion feature	-	-	145,617	-	-	145,617
Net loss for the year ended June 30, 2021	-	-	-	-	(9,034,123)	(9,034,123)
Balance, June 30, 2021	78,713,899	$78,714	$13,529,861	$77,061	$(13,782,732)	$(97,096)
Common stock sold pursuant to the EMC2 SPA	7,856,514	7,857	1,197,200	-	-	1,205,057
Common stock issued upon conversion of convertible promissory note	10,716,666	10,716	261,845	(77,061)	-	195,500
Common stock issued upon exercise of warrant	2,000,000	2,000	-	-	-	2,000
Common stock issued for services	16,000,000	16,000	1,717,100	8,700	-	1,741,800
Discount on convertible promissory notes due to beneficial conversion feature	-	-	538,200	-	-	538,200
Net loss for the year ended June 30, 2022	-	-	-	-	(5,154,953)	(5,154,953)
Balance, June 30, 2022	115,287,079	$115,287	$17,244,206	$8,700	$(18,937,685)	$(1,569,492)

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

On April 20, 2021, the Company and Empire Associates, Inc. (“Empire”) entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire in full satisfaction of the $77,060 paid to Geneva by Empire on behalf of the Company. The shares were issued on September 2, 2021. See “Note 6 – Convertible Promissory Notes; Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020” for additional information.

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

Warrants

Each of the Company’s warrants outstanding entitles the holder to purchase one share of the Company’s common stock for each warrant share held. A summary of the Company’s warrants outstanding and exercisable as of June 30, 2022 and 2021 is as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of		Weighted Average
Description	June 30, 2022	June 30, 2021	Exercise Price	Date of Issuance	Expiration
EMC2 Capital	-	2,000,000	variable	July 22, 2020	July 22, 2025
Geneva	51,975	51,975	variable	April 26, 2021	April 26, 2024
Firstfire Warrant 1	165,000	165,000	variable	June 18, 2021	June 18, 2024
Firstfire Warrant 2	330,000	-	variable	August 27, 2021	August 27, 2024
Total	546,975	2,216,975

NOTE 5 – Transactions with Related Parties

The following excerpt from the Statementof Operations below is provided to show the line item for which the below disclosure relates:

		Years Ended June 30,
		2022		2021
Operating expenses
Professional fees		176,174		83,790
Research and development - related party	(a)	1,369,097	(c)	461,040
Research and development		3,600		20,700
Selling, general and administrative - related party	(b)	1,561,000	(d)	2,751,704
Selling, general and administrative		963,450		109,358
Total operating expense		4,073,321		3,426,592
Loss from operations		(4,185,627)		(3,587,891)
Other income (expense)
Interest expense		(281,866)		(802,301)
Amortization of debt discount		(687,460)		(163,931)
Loss on related party transfer of intangible assets		-	(e)	(4,480,000)

(b) For their services, during 2022, the Company incurred cumulative expense of $175,000 for Rene Alvarez, the Company’s Chief Executive Officer, Charles Strongo, the Company’s former Chief Executive Officer and Sara Gonzalez, Principal at Lionsgate.

(d) For their services, during 2021, the Company incurred cumulative expense of $172,500 for Rene Alvarez, the Company’s Chief Executive Officer, and Charles Strongo, the Company’s former Chief Executive Officer

(b) On March 30, 2022, the Board issued a total of 9,000,000 shares of restricted common stock valued at $0.043 per share, or $387,000 to its six Directors.

On March 30, 2022, Michael Mitsunaga made a $10,000 payment to the Company’s counsel. Mr. Mitsunaga is the President Nunzia Pharmaceutical Company and was appointed its CEO in February 2022. Mr. Charles Strongo, the Company’s former Chairman and CEO resigned his position as Chairman and CEO of Nunzia Pharmaceutical Company on February 22, 2022. Due to the related party nature of the payment, as of June 30, 2022, the $10,000 is reflected on the balance sheet under the account “related party payables”. However, since the expense was paid to an outside law firm the expense recorded to selling, general and administrative in the table above.

(b) On October 3, 2021, the Company issued to Richard Johnson, the Company’s former Chief Financial Officer, 1,500,000 shares of restricted common stock valued at $0.27 per share or $405,000.

(b) On July 10, 2021, the Company and LionsGate Funding Management LLC (“LGFM”) entered into a Media and Marketing Services Agreement (the “MMSA”). LGFM is a shareholder, has provided significant funding to the Company and former officers of the Company are affiliates of LGFM. Pursuant to the MMSA, 1) LGFM provided services designed to increase the awareness and visibility in the investment community and market product to distributors throughout the world for a period of 12 months; and 2) the Company will pay LGFM $100,000 and issue 300,000 shares of restricted common stock valued at $129,000. The shares were issued on October 11, 2021.

(b) Lionsgate was issued 2,500,000 shares on January 13, 2022 in exchange for services valued at $215,000.

On April 12, 2021, the Company and Nunzia Pharmaceutical, Inc. entered into a Mutual Sales and Marketing Agreement pursuant to which Nunzia and the Company exchanged 5,000,000 shares of common stock. The Company recorded the issuance of its shares at par value and the receipt of shares from Global at par value or $5,000 and reflected the balance as a non-current asset under the account “Investment in related party.” For additional information, see “NOTE 4 – Stockholder’s Equity.”

(e) On March 30, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 5,000,000 shares of restricted common stock. The IP License Agreement was initially valued at $0.62 per share or $3,100,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $3,100,000 was expensed within “Loss on related party transfer of intangible assets.” For additional information, see “NOTE 4 – Stockholder’s Equity.”

(d) On February 21, 2021 the Company agreed to issue and on February 25, issued 1,750,000 shares to LionsGate. The Company recorded compensation expense of $1,680,000.

(e) On January 12, 2021, the Company entered into a five-year License Agreement with Charles Strongo and issued 3,000,000 shares of restricted common stock. The Patent License Agreement was valued at $0.46 per share or $1,380,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $1,380,000 was expensed within “Loss on related party transfer of intangible assets.” For additional information, see “NOTE 4 – Stockholder’s Equity.”

(d) On January 5, 2021, the Board appointed a new member, Dr. Miriam Lisbeth Paez De La Cerda and issued 200,000 shares of restricted common stock to each of the six Directors for a total issuance of 1,200,000 shares valued at $0.72 per share, or $864,000.

(b) and (d) On August 18, 2020 the Company entered into a Media and Marketing Services Agreement (“Media Agreement”) with Empire. Pursuant to the Media Agreement, Empire would perform a twelve-month outreach program commencing on the date hereof and assist the Company with its media marketing/advertising, promotions, and/or other investor campaign(s). The media marketing/advertising was prepared in accordance with SEC rules and regulations. During the term of the Media Agreement, Empire was paid $175,000 ((b) $150,000 expense incurred in 2022 and (d) $25,000 expense incurred in 2021) and was to be issued 75,000 shares of restricted common stock. The contract was terminated in November 2021. The Company did not issue the 75,000 shares. Also, see “Note 6 – Convertible Promissory Notes; Geneva Convertible Promissory Notes dated July 13, 2020, August 3, 2020 and September 8, 2020” for information, incorporated herein by reference, related to the repayment by the Company to Empire for their payoff of a Company related promissory note in the amount of $77,061. Because of the size of the payments made to Empire in relation to payments made to other vendors, BFBorgers CPA PC (the Company’s “Accountants” or “Auditor”) considers Empire to be a related party. However, Empire does not hold 10%+ ownership of Global, does not hold any officer or director position, and does not exercise or have any control over anyone in Global.

On July 9, 2020 and September 24, 2020, the Company and Dr. Scott Ford entered into a subscription agreement for the purchase of restricted common stock resulting in the payment of $340,000 to the Company, see “Note 4 – Stockholders’ Equity” above for additional information

(a) and (c) Beginning in January 2020, the Company utilizes the R&D capabilities of Pan Probe Biotech to perform studies and work towards the development of the Company’s COVID-19 tests. Dr. Shujie Cui is the Company’s former Chief Science Officer and 100% owner of Pan Probe. During the year ended June 30, 2022, the Company incurred R&D costs of $1,369,097 and paid Pan Probe $1,015,000 for R&D work. During the year ended June 30, 2021, the Company incurred R&D costs of $461,040 and paid Pan Probe $229,250 for R&D work. As of June 30, 2022 and 2021 the balance due to Pan Probe was $582,577 and $228,480, respectively.

(d) The Company paid rent to Pan Probe on a temporary basis, from April 21, 2020 through October 21, 2020, at a rate of $2,551 per month or $15,306 which was prepaid in full in April 2020. During the year ended June 30, 2021, the Company recognized $10,204 of rent expense related to this arrangement.

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

On February 16, 2021, Empire paid off the balance, in-full, on the note dated August 3, 2020. The payment totaled $77,061 and included $55,000 of principal, $3,256 of interest related to the coupon and $18,805 as a prepayment penalty recorded as interest expense. At the time of payoff, the Company and Empire had not entered into any agreements related to the payment of the Geneva CPN dated August 3, 2020. On April 20 the Company and Empire entered into a Stock Purchase Agreement whereby the Company agreed to issue 250,000 to Empire in full satisfaction of the $77,061 paid to Geneva on behalf of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, which are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours is designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of management, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the Company as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022 as discussed and defined in Management’s Report on Internal Control over Financial Reporting referred to below.

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

As of June 30, 2022, our principal executive officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective at June 30, 2022 because of the material weaknesses described below.

As of our fiscal year ended June 30, 2021 and based on the COSO criteria, management identified control deficiencies that constituted material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2022:

1)	Due to the limited number of personnel, there is inadequate segregation of duties consistent with control objectives. Management is comprised of a single individual resulting in a situation where limitations of segregation of duties exist. In order to remedy this situation, the Company would need to hire additional staff to provide greater segregation of duties.
2)	Lack of documented control procedures

Accordingly, as a result of identifying the above material weaknesses, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management intends to mitigate the control deficiencies by bringing more qualified individuals into the company as resources permit, and has already begun to review current controls and to establish critical controls and procedures, including controls related to cash and banking, and inventory and warehouse management. The current management believes that well designed and executed controls and procedures are critical to the success of an enterprise and to maintain the integrity of its operations and financial reporting.

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

Transactions with Related Parties

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

Review, Approval or Ratification of Transactions with Related Parties

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

For additional information see “NOTE 5 – Transactions with Related Parties”, under Item 8 of this Annual Report.

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

Global WholeHealth Partners Corporation (Registrant)

January 13, 2023	By:	/s/ Rene Alvarez
Rene Alvarez
Chief Executive Officer, Treasurer, Secretary and Chairman
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Rene Alvarez	Chief Executive Officer, Treasurer,	January 13, 2023
Rene Alvarez	Secretary and Chairman
(Principal Executive Officer and
Principal Financial Officer)

/s/ Edgar B. Gonzalez	Executive Vice President and Director	January 13, 2023
Edgar B. Gonzalez

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-19-787038- P (Incorporated by reference to the Form 10 filed on December 19, 2019)

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on January 28, 2014)

3.2	By-Laws (Incorporated by reference to Form S-1 filed on January 28, 2014)

3.3	Certificate of Change to affect the 1:500 reverse stock dated May 9, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)

3.4	Certificate of Amendment to Articles of Incorporation dated May 9, 2019 changing the name of the Company to Global WholeHealth Partners Corporation(Incorporated by reference to the Form 10 filed on December 19, 2019)

3.5	Certificate of Change dated August 30, 2019 increasing authorized common stock from 60 million to 400 million (Incorporated by reference to Form 10 filed on December 19, 2019)

4.1	Stock Purchase and Sale Agreement between the Company and Lionsgate Funding Group, LLC dated May 23, 2019 (Incorporated by reference to Form 10 filed on December 19, 2019)

4.2	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and Empire Associates, Inc. dated August 18, 2020 (Incorporated by reference to the Form 8-K filed on August 21, 2020)

4.3	Form of Common Stock Purchase Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.4	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.5	Registration Rights Agreement between Global WholeHealth Partners Corp and EMC2 Capital, LLC dated July 22, 2020 (Incorporated by reference to the Form 8-K filed on July 23, 2020)

4.6	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.7	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated July 13, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.8	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.9	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated August 3, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

4.10	Form of Stock Purchase Agreement between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

4.11	Form of Common Stock Purchase Warrant between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

4.12	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021 (Incorporated by reference to Form 10-K filed on September 27, 2021).

4.13	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.14	Form of Security Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.15	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated June 18, 2021(Incorporated by reference to Form 10-K filed on September 27, 2021).

4.16	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.17	Form of Senior Secured Convertible Promissory Note between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.18	Form of Common Stock Purchase Warrant issued to by Global WholeHealth Partners Corp to Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

4.19	Form of Registration Rights Agreement between Global WholeHealth Partners Corp and Firstfire Global Opportunities Fund, LLC dated August 27, 2021. (Incorporated by reference to Form 10-Q filed on November 5, 2021)

10.1	Distribution Agreement and Letter of Exclusivity (Incorporated by reference to Form 10 filed on March 20, 2020)

10.2	Form of Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated March 29, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)

10.3	Form of convertible promissory Note dated April 18, 2020 (Incorporated by reference to Form 10-K filed on September 28, 2020)

10.4	Licensing Agreement with Charles Strongo dated January 12, 2021 (Incorporated by reference to the Form 8-K filed on January 21, 2021)

10.5	Loan Agreement and Promissory Note between LionsGate Funding Group LLC and Global WholeHealth Partners Corp. dated January 27, 2021 (Incorporated by reference to the Form 10-Q filed February 16, 2021)

10.6	License Agreement with Charles Strongo dated March 21, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

10.7	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on April 19, 2021)

10.8	Form of Promissory Note between Global WholeHealth Partners Corp and Geneva Roth Remark Holdings, Inc. dated April 26, 2021 (Incorporated by reference to Form 10-Q filed on May 24, 2021)

10.9	Media and Marketing Services Agreement between Global WholeHealth Partners Corp and LionsGate Funding Mangement LLC dated July 18, 2021 (Incorporated by reference to Form 10-K filed on September 27, 2021)

10.10	Standard Multi-Tenant Office Lease-Net dated September 14, 2021 (Incorporated by reference to Form 10-Q filed on November 5, 2021)

10.11	Memorandum of Understanding dated September 15, 2021 between Global WholeHealth Partners, Avant Gen, Inc. and Pan Probe Biotech (Incorporated by reference to Form 8-K filed on September 21, 2021)

10.12***	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and 1800 Diagonal Lending LLC dated July 21, 2022.

10.13***	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and 1800 Diagonal Lending LLC dated July 21, 2022.

10.14***	Form of Securities Purchase Agreement between Global WholeHealth Partners Corp and Coventry Enterprises, LLC dated July 27, 2022.

10.15***	Form of Convertible Promissory Note between Global WholeHealth Partners Corp and Coventry Enterprises, LLC dated July 27, 2022.

99.1	Acknowledgement Letter from the FDA dated March 15, 2020 (Incorporated by reference to the Form 10-Q filed on May 7, 2020)

99.2	Acknowledgement Letter from the FDA dated April 6, 2020 (Incorporated by reference to the Form 8-K filed on April 10, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*	Filed herewith.
§	Management contract or compensatory plan.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Previously filed.